Form 10-Q
period 2021-09-30
Omega Therapeutics, Inc.
filed 2021-11-10
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-40657

Omega Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3247585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Acorn Park Drive Cambridge, MA	02140
(Address of principal executive offices)	(Zip Code)

(617) 949-4360

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OMGA	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2021, the registrant had 47,774,939 shares of common stock, $0.001 par value per share, outstanding.

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Omega Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$234,275	$22,951
Prepaid expenses and other current assets	4,484	1,052
Total current assets	238,759	24,003
Property and equipment, net	3,785	3,482
Restricted cash	341	341
Other assets	386	257
Total assets	$243,271	$28,083
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$911	$1,063
Accrued expenses	8,711	3,277
Other current liabilities	187	359
Long-term debt, current portion	4,500	3,000
Total current liabilities	14,309	7,699
Long-term debt, net	7,485	8,732
Other liabilities	1,138	1,055
Total liabilities	22,932	17,486
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value of $0.001 per share; no shares and 57,125,232 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares and 56,775,232 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	26,708
Series B redeemable convertible preferred stock, par value of $0.001 per share; no shares and 50,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares and 32,399,999 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	48,517
Series C redeemable convertible preferred stock, par value of $0.001 per share; no shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 and 137,700,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 47,768,565 and 4,465,351 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	48	5
Additional paid-in capital	333,942	1,592
Accumulated deficit	(113,651)	(66,225)
Total stockholders’ equity (deficit)	220,339	(64,628)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$243,271	$28,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

Omega Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$12,289	$5,505	$33,222	$13,921
General and administrative	4,459	2,047	10,911	4,422
Related party expense, net	473	493	1,235	1,060
Total operating expenses	17,221	8,045	45,368	19,403
Loss from operations	(17,221)	(8,045)	(45,368)	(19,403)
Other expense, net:
Interest expense, net	(339)	(196)	(741)	(584)
Change in fair value of warrant liability	(970)	1	(1,310)	5
Other income (expense), net	2	(1)	(7)	—
Total other expense, net	(1,307)	(196)	(2,058)	(579)
Net loss and comprehensive loss	$(18,528)	$(8,241)	$(47,426)	$(19,982)
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.57)	$(1.97)	$(3.41)	$(4.98)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	32,303,540	4,180,696	13,898,089	4,014,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

Omega Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	PREFERRED STOCK - SERIES A		PREFERRED STOCK - SERIES B		COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY (DEFICIT)
As of January 1, 2020	56,775,232	$26,708	—	$—	3,775,292	$5	$854	$(36,778)	$(35,919)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $62	—	—	24,066,666	36,038	—	—	—	—	—
Issuance of common stock for options exercised	—	—	—	—	15,588	—	7	—	7
Vesting of restricted stock	—	—	—	—	124,080	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	145	—	145
Net loss	—	—	—	—	—	—	—	(5,418)	(5,418)
As of March 31, 2020	56,775,232	$26,708	24,066,666	$36,038	3,914,960	$5	$1,006	$(42,196)	$(41,185)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $11	—	—	3,333,333	4,989	—	—	—	—	—
Issuance of common stock for options exercised	—	—	—	—	25,933	—	11	—	11
Vesting of restricted stock	—	—	—	—	124,080	—	—	—	—
Common stock repurchased	—	—	—	—	(2,564)	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	—	—	(6,323)	(6,323)
As of June 30, 2020	56,775,232	$26,708	27,399,999	$41,027	4,062,409	$5	$1,123	$(48,519)	$(47,391)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $10	—	—	5,000,000	7,490	—	—	—	—	—
Issuance of common stock for options exercised	—	—	—	—	67,348	—	38	—	38
Vesting of restricted stock	—	—	—	—	124,080	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	229	—	229
Net loss	—	—	—	—	—	—	—	(8,241)	(8,241)
As of September 30, 2020	56,775,232	$26,708	32,399,999	$48,517	4,253,837	$5	$1,390	$(56,760)	$(55,365)

	PREFERRED STOCK - SERIES A		PREFERRED STOCK - SERIES B		PREFERRED STOCK - SERIES C		COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS' EQUITY (DEFICIT)
As of January 1, 2021	56,775,232	$26,708	32,399,999	$48,517	—	$—	4,465,351	$5	$1,592	$(66,225)	$(64,628)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $132	—	—	—	—	41,833,328	125,368	—	—	—	—	—
Issuance of common stock for options exercised	—	—	—	—	—	—	80,460	—	45	—	45
Stock-based compensation	—	—	—	—	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	—	—	—	—	(13,488)	(13,488)
As of March 31, 2021	56,775,232	$26,708	32,399,999	$48,517	41,833,328	$125,368	4,545,811	$5	$1,831	$(79,713)	$(77,877)
Issuance of common stock for options exercised	—	—	—	—	—	—	101,224	—	118	—	118
Stock-based compensation	—	—	—	—	—	—	—	—	685	—	685
Net loss	—	—	—	—	—	—	—	—	—	(15,410)	(15,410)
As of June 30, 2021	56,775,232	$26,708	32,399,999	$48,517	41,833,328	$125,368	4,647,035	$5	$2,634	$(95,123)	$(92,484)
Issuance of common stock from initial public offering, net of issuance costs of $13,005	—	—	—	—	—	—	8,300,976	8	128,104	—	128,112
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(56,775,232)	(26,708)	(32,399,999)	(48,517)	(41,833,328)	(125,368)	34,678,733	35	200,559	—	200,594
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	—	—	—	—	1,434	—	1,434
Exercise of warrants	—	—	—	—	—	—	82,193	—	—	—	—
Issuance of common stock for options exercised	—	—	—	—	—	—	59,628	—	88	—	88
Stock-based compensation	—	—	—	—	—	—	—	—	1,123	—	1,123
Net loss	—	—	—	—	—	—	—	—	—	(18,528)	(18,528)
As of September 30, 2021	—	$—	—	$—	—	$—	47,768,565	$48	$333,942	$(113,651)	$220,339

The accompanying notes are an integral part of these unaudited condensed financial statements.

Omega Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(47,426)	$(19,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,003	715
Amortization of debt issuance costs and debt discount	89	36
Change in fair value of warrant liability	1,310	(5)
Change in fair value of success fee obligation	6	—
Non-cash interest expense	164	—
Stock-based compensation expense	2,002	481
Deferred rent	(107)	(82)
Loss on disposal of equipment	(3)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,429)	(261)
Other assets	(129)	—
Accounts payable	(151)	(126)
Accrued expenses and other current liabilities	4,681	1,392
Other liabilities	337	—
Net cash used in operating activities	(41,653)	(17,833)
Investing activities
Purchases of property and equipment	(1,267)	(1,285)
Net cash used in investing activities	(1,267)	(1,285)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	125,500	48,600
Payments for preferred stock issuance costs	(132)	(83)
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	131,238	—
Payments for initial public offering costs	(2,413)	—
Payment of success fee	(200)	—
Proceeds from exercise of stock options	251	55
Net cash provided by financing activities	254,244	48,572
Net increase in cash, cash equivalents and restricted cash	211,324	29,454
Cash, cash equivalents and restricted cash—beginning of period	23,292	2,615
Cash, cash equivalents and restricted cash—end of period	$234,616	$32,069
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$234,275	$31,728
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$234,616	$32,069
Supplemental disclosures of cash flow information
Cash paid for interest	$532	$550
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock to common stock	$200,594	$—
Reclassification of warrants to additional paid-in capital	$1,434	$—
Deferred offering costs in accounts payable and accrued expenses	$713	$—
Purchase of property and equipment included accounts payable and accrued expenses	$40	$491

The accompanying notes are an integral part of these unaudited condensed financial statements.

Omega Therapeutics, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Nature of the Business and Basis of Presentation

Organization

Omega Therapeutics, Inc. (the “Company” or “Omega”) is a development-stage biotechnology company pioneering a new systematic approach to use mRNA therapeutics as programmable epigenetic medicines by leveraging its OMEGA Epigenomic Programming platform (“OMEGA platform”). The OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism’s life from cell genesis, growth and differentiation to cell death. The OMEGA platform enables control of fundamental epigenetic processes to correct the root cause of disease by returning aberrant gene expression to a normal range without altering native nucleic acid sequences. The Company was incorporated in July 2016 (“inception”) as a Delaware corporation and its offices are in Cambridge, Massachusetts.

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

In August 2021, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 8,300,976 shares of its common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. The Company received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

As presented in the unaudited condensed financial statements, the Company had cash and cash equivalents of $234.3 million at September 30, 2021. The Company expects that its cash and cash equivalents, including the net proceeds from its IPO, will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

COVID-19-Related Significant Risks and Uncertainties

With the global COVID-19 pandemic continuing throughout 2021, the Company is following, and plans to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. To provide a safe work environment for its employees, the Company has implemented various measures to promote social distancing, increase sanitization of its facilities and provide personal protective equipment for its employees. The Company expects to continue incurring additional costs to ensure it adheres to the guidelines instituted by the federal, state and local governments and to provide a safe working environment to its onsite employees.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the nine months ended September 30, 2021, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

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

The results for the nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

Significant estimates and assumptions reflected in these unaudited condensed financial statements include, but are not limited to, the selection of useful lives of property and equipment, the fair values of common stock, redeemable convertible preferred stock, and warrants prior to the IPO, the fair value of the success fee obligation, and stock-based compensation. Actual results could differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the Company’s audited financial statements included in the Prospectus. Except as detailed below, there have been no material changes to the significant accounting policies during the nine months ended September 30, 2021.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the unaudited condensed statement of operations. Upon closing of the IPO in August 2021, deferred offering costs were derecognized and recorded against the IPO proceeds as a reduction to additional paid-in capital. There were no deferred offering costs as of September 30, 2021.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight- line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jumpstart Our Business Startups Act (“JOBS Act”), the standard is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company engaged an external third party to assist with the adoption of ASU 2016-02 and is currently assessing the impact it will have on its financial statements.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid software	$127	$78
Prepaid research and development	1,355	653
Prepaid other	507	120
Prepaid insurance	2,128	8
Other receivables	367	193
Prepaid expenses and other current assets	$4,484	$1,052

4. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Leasehold improvements	$1,378	$1,378
Lab equipment	4,532	3,444
Furniture and fixtures	1,047	985
Computer equipment	129	129
Construction in process	165	16
Total property and equipment	7,251	5,952
Less accumulated depreciation	(3,466)	(2,470)
Property and equipment, net	$3,785	$3,482

Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1.0 million and $0.7 million, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Employee related expenses	$1,771	$1,124
Research costs	5,082	1,724
Professional and consulting fees	1,403	278
Interest	58	44
Other	397	107
Total	$8,711	$3,277

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

On September 30, 2019, the Company entered into an amendment to the Loan Agreement (the “First Amendment”), in which PWB made an additional term loan pursuant to a new Tranche III to the Company in an aggregate principal amount of $12.0 million. The proceeds of the term loan pursuant to Tranche III were first applied to the repayment in full of all outstanding principal and accrued interest on the outstanding term loan of $8.0 million borrowed pursuant to Tranche I and Tranche II. The remaining cash proceeds of $4.0 million was used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan was initially March 9, 2022, and it would have been repaid beginning on January 9, 2020 in twenty-seven equal installments. However, the closing of the Company’s Series B redeemable convertible preferred stock (“Series B Preferred Stock”) financing in January 2020 satisfied the cash proceeds milestone noted in the First Amendment, in which the maturity date of the amended term loan was extended to June 9, 2023, and the term loan was to be repaid beginning in January 2021 in thirty equal installments, including interest at a floating annual rate equal to the greater of (i) 0.75% above the prime rate then in effect and (ii) 6.00%, due monthly starting the first month after September 30, 2019. The Company incurred $15 thousand of debt issuance costs, which was recorded as a direct reduction against the additional term loan and amortized over the life of the associated term loan as a component of interest expense using the effective interest method.

In conjunction with the First Amendment, the Company also issued a warrant to purchase 350,000 shares of Series A Preferred Stock, which effectively restated and replaced the original warrant agreement. The strike price of the amended warrant is $0.50 per share, and the term remains unchanged, expiring in March 2028. Refer to Note 7, Fair value of financial instruments, for further discussion on the valuation methodology and inputs for the determination of the fair value of the warrants. As the warrants issued were freestanding financial instruments that were exercisable for contingently redeemable shares, they were initially recorded at fair value on the date of issuance as a liability, with a corresponding discount recorded against the face value of the term loan. The discount was accreted against the face value of the term loan over its remaining term as additional interest expense. The change in estimated fair value of the warrants during the period was remeasured at each reporting date and recognized as a component of other income (expense), net in the statements of operations and comprehensive loss.

Upon the closing of the IPO, the Company’s outstanding warrants to purchase Series A Preferred Stock automatically became warrants to purchase an aggregate of 92,647 shares of common stock. As a result, the fair value of the warrants was reclassified to additional paid-in capital and, as of September 30, 2021, the Company no longer had a warrant liability to remeasure. Additionally, the remaining unamortized debt discount of $0.1 million related to the warrants was written off during the three months ended September 30, 2021. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, resulting in the Company’s issuance of 82,193 shares of its common stock, whereby 10,454 shares of common stock were withheld by the Company to pay for the exercise price of the warrants.

On January 22, 2020, the Loan Agreement was further amended (the “Second Amendment”) to extend the principal repayment start date, from January 9, 2020 as noted in the First Amendment to February 9, 2020. The Loan Agreement was further amended on December 30, 2020 (the “Third Amendment”) to extend the principal repayment date. The maturity date of the term loan was extended to June 30, 2023, and it was to be repaid beginning on June 30, 2021 in twenty-four equal installments, including interest at a floating annual rate equal to the greater of (i) 0.75% above the prime rate then in effect and (ii) 6.00%, due monthly starting the first month after December 30, 2020. As a result of the closing of Series C redeemable convertible preferred stock (“Series C Preferred Stock”) in March 2021, as further discussed in Note 10, Redeemable convertible preferred stock, the Company satisfied the cash proceeds milestone as defined in the Third Amendment, in which the Company received gross cash proceeds of more than $50.0 million from the issuance of new preferred stock prior to June 30, 2021. Accordingly, the principal repayment date of the term loan was further extended to December 31, 2021 and the maturity date was extended to December 31, 2023. There are no other changes to the terms as a result of the achievement of the cash proceeds milestone.

In connection with the Third Amendment, the Company incurred $15 thousand of debt issuance costs, which have been recorded as a direct reduction against the term loan and amortized over the life of the associated term loan as a component of interest expense using the effective interest method.

Borrowings under the Loan agreement, as amended, are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, the Company is subject to certain affirmative and negative covenants to which the Company will remain subject until maturity.

Additionally, the Company was required to pay a success fee of $0.2 million upon the occurrence of a specified liquidity event, including an IPO, as described in the Loan Agreement. The Company determined that this obligation represented a freestanding financial instrument. Accordingly, the success fee obligation was classified as a liability on the Company’s balance sheet as of December 31, 2020 and initially recorded at fair value, with changes in fair value for each reporting period recognized in other income (expense), net in the statements of operations and comprehensive loss. The fair value of such obligation was remeasured at the end of each reporting period until the liability was settled, for which it was settled and paid in August 2021 upon the completion of the IPO.

As of September 30, 2021 and December 31, 2020, the long-term debt, current portion was $4.5 million and $3.0 million, and the long-term debt was $7.5 million and $9.0 million, respectively. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Principal	$12,000	$12,000
Unamortized debt discount	(15)	(268)
Net carrying amount	$11,985	$11,732

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 7.51% for the period from the date of issuance through September 30, 2021. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$184	$184	$546	$548
Amortization of debt issuance costs and debt discount	179	12	253	36
Total interest expense	$363	$196	$799	$584

At September 30, 2021 and December 31, 2020, accrued interest on the term loan was $58 thousand and $44 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2021 (remaining 3 months)	$—
2022	6,000
2023	6,000
$12,000

7. Fair Value of Financial Instruments

As of September 30, 2021, the fair value of the Company’s warrant liability and success fee obligation was zero as the warrants became warrants to purchase common stock and the success fee was paid in August 2021. As of December 31, 2020, the fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Warrant liability	$—	$—	$124	$124
Success fee obligation	—	—	194	194
Total	$—	$—	$318	$318

The Company’s warrant liability and success fee obligation contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date. Accordingly, the Company’s warrant liability and success fee obligation were measured at fair value on a recurring basis using unobservable inputs at each reporting period, through the settlement date, and were classified as Level 3 inputs. As of

December 31, 2020, the warrant liability was recorded as other liabilities on the balance sheet as it was deemed more probable than not by the Company to be settled in longer than one year.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The expected term represented the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The expected dividend was zero as the Company had not paid any dividends on its common stock. The Company was a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants.

The assumptions used in the Black-Scholes option-pricing model for the warrants were as follows:

	August 3,	December 31,
	2021	2020
Expected volatility	77.03 - 77.62%	73.09 - 77.79%
Risk-free interest rate	0.95 - 1.40%	0.58 - 0.65%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.6 - 6.9	7.2 - 7.9

The fair value of the warrants was remeasured at each reporting period, with changes in fair value recognized in the statements of operations and comprehensive loss, until the warrants were settled. The change in the fair value of the warrant liability during the three and nine months ended September 30, 2021 was $1.0 million and $1.3 million, respectively; and there was an immaterial change in the fair value of the warrant liability for both of the three and nine months ended September 30, 2020.

The fair value of the success fee obligation was determined using the probability-weighted expected return method. The key estimates and assumptions impacting the fair value included the probability of achieving a specified liquidity event, the expected timing of achieving a liquidity event and discount rate. The fair value of the success fee obligation was remeasured at each reporting period, with changes in fair value recognized in the statement of operations and comprehensive loss, until such liability was settled. As a result of the completion of the IPO in August 2021, the Company remeasured the fair value of the success fee obligation to the full payment amount.

The following table provides a roll-forward of the fair values of the Company’s warrant liability and the success fee obligation for which fair value is determined by Level 3 inputs (in thousands):

	Warrant liability	Success fee obligation
Fair value at January 1, 2021	$124	$194
Change in fair value	1,310	6
Settlement of success fee obligation	—	(200)
Reclassification to additional paid-in-capital in connection with IPO	(1,434)	—
Fair value at September 30, 2021	$—	$—

	Warrant liability	Success fee obligation
Fair value at January 1, 2020	$127	$—
Change in fair value	(5)	—
Fair value at September 30, 2020	$122	$—

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

On July 13, 2020, the Company entered into a Shared Space Arrangement (“the Arrangement”) with Senda Biosciences, Inc. (“Senda”, also formerly known as Kintai Therapeutics, Inc.) to share one-third of Senda’s 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Senda is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The Arrangement commenced on August 1, 2020 and continues through July 31, 2022 with two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. During the three and nine months ended September 30, 2021, the Company incurred $0.6 million and $1.9 million for rental expenses. During the three and nine months ended September 30, 2020, the Company incurred $0.4 million for rental expenses. There was no outstanding balance due to Senda as of September 30, 2021 and December 31, 2020.

The Company recognizes the rental expense on a straight-line basis over the life of the respective lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. Rent expense under both lease agreements for the three months ended September 30, 2021 and 2020 was $0.8 million and $0.7 million, respectively; rent expense under both lease agreements for the nine months ended September 30, 2021 and 2020 was $2.5 million and $1.4 million, respectively.

As of September 30, 2021, the future minimum lease payments for the Company’s facility operating leases were as follows (in thousands):

2021 (remaining 3 months)	$839
2022	2,618
2023	1,563
2024	1,205
Total minimum lease payments	$6,225

9. License Agreements

Flagship Pioneering Innovations V, Inc.

In March 2019, the Company entered into an exclusive license agreement with Flagship Pioneering Innovations V, Inc., an affiliate of Flagship, under which the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable, transferable license under specified patent rights to develop, manufacture and commercialize licensed products (the “Flagship License”). Under the terms of the Flagship License, the Company is obligated to pay low single digit percentage royalties on net sales of licensed products by the Company. Royalties shall be paid by the Company on a country-by-country basis until expiration or abandonment of the last valid patent claim covering such licensed product in such country. The Company is also obligated to reimburse Flagship for patent prosecution costs.

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

For both of the three-month periods ended September 30, 2021 and 2020, the Company recognized expenses of less than $0.1 million for the reimbursable patent costs related to the licenses under the agreements. During the three months ended September 30, 2021, upon the achievement of a milestone event in accordance with the exclusive license agreement, the Company made a milestone payment in the amount of less than $0.1 million. For both of the nine-month periods ended September 30, 2021 and 2020, the Company recognized expenses for the license maintenances fees and the reimbursable patent costs in the amount of $0.1 million. There was no outstanding payment due to WIBR as of September 30, 2021 and December 31, 2020.

The annual maintenance fees will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development. As mentioned above, a milestone event was achieved during the three months ended September 30, 2021, and the related milestone payment was recorded as research and development expense during the period. During the three and nine months ended September 30, 2020, the triggering of such milestone payments was not considered probable; as such, no expense has been recorded for these milestones during these periods. Lastly, the royalty payments and the sublicense non-royalty payments are contingent upon sales of licensed products or execution of a sublicence agreement under the WIBR Exclusive and Co-Exclusive Licenses. As such, when such expenses are considered probable and estimable at the commencement of sales or execution of a sublicense agreement, the Company will accrue royalty expense and sublicence non-royalty payments, as applicable, for the amount the Company is obligated.

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

During the three and nine months ended September 30, 2021, the Company recorded an aggregate of $0.6 million and $2.6 million of research and development expenses, respectively, consisting of the option exercise fee, the costs of services performed by Acuitas, the material costs and the reimbursable costs incurred.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. As the triggering of these milestone payments was not considered probable during the three and nine months ended September 30, 2021, no expense has been recorded for these milestones during the periods. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

As of December 31, 2020, the Preferred Stock consisted of the following (in thousands, except for share data):

	December 31, 2020
	Preferred Stock Authorized	Preferred stock issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A Preferred Stock	57,125,232	56,775,232	$26,708	$25,500	15,028,741
Series B Preferred Stock	50,000,000	32,399,999	48,517	48,600	8,576,470
	107,125,232	89,175,231	$75,225	$74,100	23,605,211

11. Preferred and Common Stock

The Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation, which became effective on July 23, 2021. The amendment, among other things, effected a 1-for-3.777776 reverse stock split of the Company’s issued and outstanding common stock, a proportional adjustment to the conversion price for Series A, B and C Preferred Stock and to the exercise prices and number of shares of common stock underlying the outstanding stock options. All share, per share and additional paid in capital amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

In August 2021, the Company completed its IPO pursuant to which it issued and sold 8,300,976 shares of its common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. The Company received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In connection with the completion of the IPO, the Company’s board of directors and stockholders approved the Company’s Amended and Restated Certificate of Incorporation to, among other things, provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share.

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

As of September 30, 2021, the Company has reserved an aggregate of 5,575,623 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 5,014,547 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

12. Equity Incentive Plan

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of September 30, 2021, there were no shares available for future grants under the 2017 Plan and a total of 5,014,547 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Equity Incentive Plan

The Company's board of directors adopted, and the Company’s stockholders approved the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company has reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan. As of September 30, 2021, there were 2,407,513 shares available for future grants under the 2021 Plan, and a total of 561,076 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$438	$108	$713	$248
General and administrative	685	121	1,289	233
Total stock-based compensation expense	$1,123	$229	$2,002	$481

Stock Options

A summary of option activity under the Company’s equity incentive plans during the nine months ended September 30, 2021 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (in thousands)
Outstanding as of January 1, 2021	3,049,875	$1.10	8.86	$4,467
Granted	2,875,899	8.05
Exercised	(241,312)	1.04
Forfeitures	(108,839)	2.98
Outstanding at September 30, 2021	5,575,623	4.65	8.89	79,151
Vested and expected to vest as of September 30, 2021	5,575,623	4.65	8.89	79,151
Exercisable as of September 30, 2021	1,161,179	0.88	8.05	20,870

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of September 30, 2021.

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2021 was $5.49. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $4.3 million.

As of September 30, 2021, there was $15.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

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

As the restricted stock was fully vested in 2020, there was no remaining unrecognized stock-based compensation expense related to restricted stock as of September 30, 2021.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(18,528)	$(8,241)	$(47,426)	$(19,982)
Denominator:
Weighted average number of common stock, basic and diluted	32,303,540	4,180,696	13,898,089	4,014,800
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.57)	$(1.97)	$(3.41)	$(4.98)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
Redeemable convertible preferred stock	—	23,605,211
Unvested restricted stock	—	124,082
Outstanding options to purchase common stock	5,575,623	3,244,633
Warrants	—	92,647
Total	5,575,623	27,066,573

14. Income Taxes

During the three and nine months ended September 30, 2021 and 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

15. Related Party Transactions

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 54% of the Company’s outstanding voting stock as of September 30, 2021. Flagship provides management services (accounting, human resources, information technology, legal and consultation) to the Company. Flagship is also reimbursed for certain expenses, including insurance and benefits, partner and related fees, and software licenses incurred on the Company’s behalf. During both of the three months ended September 30, 2021 and 2020, the Company incurred $0.2 million for management services fees and other reimbursable expenses. During both of the nine months ended September 30, 2021 and 2020, the Company incurred $0.7 million for management services fees and other reimbursable expenses. These expenses are recorded as related party expense in the accompanying statements of operations and comprehensive loss. As of September 30, 2021 and December 31, 2020, the Company did not have any outstanding payments due to Flagship.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to LARONDE, Inc. (“LARONDE”, formerly known as VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”), approximating $1.3 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income, which was recorded as a reduction of rental expenses, of $0.5 million and $1.5 million during the three and nine months ended September 30, 2021, respectively, and $0.2 million during both of the three and nine months ended September 30, 2020. Such rental income was reflected as a reduction of related party expense in the accompanying statements of operations and comprehensive loss. There was no outstanding receivable due from LARONDE as of September 30, 2021 and December 31, 2020.

In September 2019, the Company sublet approximately 1,445 square feet of its 325 Vassar Street facility to Cygnal, which is an affiliate of Flagship, for two years. The lease term can continue on a month-to-month basis until advanced notice is provided to the Company. Upon the lease term ended in September 2021, Cygnal elected to continue leasing the space until December 2022. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, approximating $0.1 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of less than $0.1 million and $0.1 million during both of the three-month periods and nine-month periods ended September 30, 2021 and 2020, respectively, which was recorded as a reduction of rental expenses. Such rental income was reflected as a reduction of related party expense in the accompanying statements of operations and comprehensive loss. There was no outstanding receivable due from Cygnal as of September 30, 2021 and December 31, 2020.

16. Subsequent Events

Collaboration agreement

On November 5, 2021, the Company entered into a collaboration agreement with PM (CF) Explorations, Inc., or PMCo, an affiliate of Flagship, under which PMCo was granted an exclusive license covering specified patent rights of the Company’s lipid nanoparticle technology to develop one or more therapeutic products to treat diseases related to the cystic fibrosis transmembrane conductance regulator gene, like cystic fibrosis. Under the terms of the agreement, the Company will perform certain research activities in accordance with the research plan, and PMCo will be solely responsible for, at its sole cost and expense, and will have sole discretion with respect to, developing, manufacturing, seeking regulatory approval for and commercializing licensed products. The Company will receive approximately $3.5 million in cost reimbursement over the course of the next two to three years to fund the related research and development activities. The research plan funding may be adjusted upon mutual written agreement from both parties. Additionally, in the event PMCo is acquired or sold, the Company is entitled to receive a portion of the proceeds of such transaction, subject to various reductions and other amounts payable in accordance with the agreement.

One Charles Park lease agreement

On November 4, 2021, the Company entered into a lease (the “Lease”) with ARE-MA Region No, 94, LLC (the “Landlord”), pursuant to which the Company agreed to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, Cambridge, Massachusetts, 02142 (the “Premises”). The term of the Lease is estimated to begin on December 15, 2022 and end on January 1, 2037, subject to certain extension rights. The term of the Lease will commence on the earlier of (i) the date the Landlord delivers the Premises to the Company with the tenant improvements substantially completed and (ii) the date in which the Landlord could have delivered the Premises to the Company, but for the Company’s delays, and last for a period of one hundred and eighty (180) months. Pursuant to the terms of the Lease, delivery of the Premises is conditioned upon Landlord acquiring fee title to the property or entering into a master lease to become the master lessee of the Property (the “Condition Precedent”) and, if it is not satisfied by January 26, 2022, the Lease may be terminated by the Landlord or Company by delivery of written notice to the other on or before February 2, 2022. The Lease provides that base rent for the Premises will be approximately $115.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the Lease, and other potential adjustments based on the Company’s utilization of certain tenant improvement allowances.

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

Overview

Omega Therapeutics is pioneering a new systematic approach to use mRNA therapeutics as programmable epigenetic medicines by leveraging our OMEGA Epigenomic Programming platform (“OMEGA platform”). mRNA refers to Messenger RNA, a single-stranded RNA (ribonucleic acid that carries instructions for the synthesis of proteins) corresponding to the sequence of a gene. Our OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism's life from cell genesis, growth and differentiation to cell death. We have deciphered the three-dimensional architecture of the human genome and its accompanying regulators, which are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as the “control room” of biology. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, which are modular and programmable epigenetic medicines, called Omega Epigenomic Controllers, or OECs, to target EpiZips for Precision Genomic Control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions. Our pipeline currently consists of early-stage, preclinical programs that span regenerative medicine, multigenic diseases including immunology, oncology, and select monogenic diseases. We have conducted in vivo preclinical studies of our OECs in multiple disease models for various indications, including hepatocellular carcinoma, or HCC, non-small cell lung cancer, or NSCLC, and acute respiratory distress syndrome, or ARDS, and we expect to conduct in vivo preclinical studies for multiple additional programs. If successful, we plan to initiate investigational new drug (“IND”) enabling studies for multiple programs beginning in 2021, and we expect to submit an IND for our OEC candidate for the treatment of HCC in the first half of 2022. We are also targeting the identification of additional OEC development candidates in the first half of 2022 and an additional IND filing for another OEC candidate for the second half of 2022 or early 2023.

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

As of September 30, 2021, we had cash and cash equivalents of $234.3 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

To date, we have not experienced material business disruptions as a result of the pandemic. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. To provide a safe work environment for our employees, we have implemented various measures to promote for social distancing, increase sanitization of our facilities and provide personal protective equipment for our employees. In addition, the third-party contract research organizations, or CROs, and contract development and manufacturing organizations, or CDMOs, that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates and laboratory supplies for our preclinical studies, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.

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

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax compliance services, directors’ and officers’ liability insurance costs, and investor and public relations costs.

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

Other expense, net

Other expense, net primarily consists of the remeasurement gains or losses associated with changes in the fair value of the warrant liability and the success fee obligation related to our loan and security agreement, as amended. Until settlement, fluctuations in the fair value of our warrant liability and success fee obligation are based on the remeasurement at each reporting period.

Results of operations

Comparison for the three months ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in thousands of dollars and as a percentage.

	Three Months Ended September 30,		$ Increase /
	2021	2020	(Decrease)	% Change
Operating expenses:
Research and development	$12,289	$5,505	$6,784	123%
General and administrative	4,459	2,047	2,412	118%
Related party expense, net	473	493	(20)	(5)%
Total operating expenses	17,221	8,045	9,176	114%
Loss from operations	(17,221)	(8,045)	9,176	114%
Other expense, net:
Interest expense, net	(339)	(196)	143	73%
Change in fair value of warrant liability	(970)	1	971	NM
Other income (expense), net	2	(1)	(3)	NM
Total other expense, net	(1,307)	(196)	1,111	566%
Net loss and comprehensive loss	$(18,528)	$(8,241)	$10,287

NM - Not meaningful

Research and development expenses

Research and development expenses were $12.3 million and $5.5 million for the three months ended September 30, 2021 and 2020, respectively. The following table summarizes our research and development expenses by nature (in thousands).

	Three Months Ended September 30,
	2021	2020
Personnel-related expenses	$2,973	$1,869
Discovery and preclinical development costs, including third-party costs (consultants, contractors, and CDMO)	6,579	1,545
Other research and development costs, including laboratory materials and supplies	1,711	1,316
Facilities and overhead expenses	1,026	775
Total research and development expenses	$12,289	$5,505

Research and development expenses increased by $6.8 million to $12.3 million for the three months ended September 30, 2021, from $5.5 million for the three months ended September 30, 2020. The increase was primarily driven by the following:

• Increase of $1.1 million in personnel-related expenses due to an increase in the number of employees in the research and development functions to support business growth.

• Increase of $5.0 million in discovery and preclinical development costs and $0.4 million in laboratory materials and supplies attributable to the increasing external manufacturing and research efforts to support the advancement of our pipeline and discovery portfolio, including the initiation of IND-enabling studies.

General and administrative expenses

General and administrative expenses increased by $2.4 million to $4.4 million for the three months ended September 30, 2021, from $2.0 million for the three months ended September 30, 2020. The $2.4 million increase was primarily driven by an increase of $1.6 million in personnel-related expenses, including recruiting fees and the related stock-based compensation to support business growth. The remaining $0.8 million increase was primarily attributable to higher professional fees related to audit and consulting services associated with ongoing business activities and increased directors’ and officers’ liability insurance cost as a result of our August 2021 IPO.

Related party expense, net

Related party expense, net was $0.5 million for both the three-month periods ended September 30, 2021 and 2020. During the three months ended September 30, 2021, the related party expense, net primarily consisted of the lease expense and related costs incurred for our principal office and laboratory space, management services and other reimbursable expenses to Flagship and certain fees payable to our non-employee directors after we became a public company, offset by the income earned from our sublessees. During the three months ended September 30, 2020, the related party expense, net primarily consisted of the lease expense and related costs incurred for our principal office and laboratory space and management services and other reimbursable expenses to Flagship, offset by the income earned from our sublessees.

Interest expense, net

Interest expense, net was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $0.1 million was primarily attributed to the write-off of the unamortized debt discount attributed to the success fee obligation which we paid upon the closing of the IPO in August 2021.

Change in fair value of warrant liability

During the three months ended September 30, 2021, we recorded a $1.0 million expense related to the change in fair value of warrant liability as compared to an immaterial amount of expense recorded for the three months ended September 30, 2020, primarily as a result of the increase in the fair value of our common stock compared to the fair value of our preferred stock underlying the outstanding warrants. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock, and we reclassified the carrying value of the warrants from liability to additional paid-in capital in our balance sheet. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, and we issued 82,193 shares of our common stock.

Other expense, net

Other expense, net was not significant for both of the three-month periods ended September 30, 2021 and 2020.

Comparison for the nine months ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020, together with the changes in those items in thousands of dollars and as a percentage.

	Nine Months Ended September 30,		$ Increase /
	2021	2020	(Decrease)	% Change
Operating expenses:
Research and development	$33,222	$13,921	$19,301	139%
General and administrative	10,911	4,422	6,489	147%
Related party expense, net	1,235	1,060	175	17%
Total operating expenses	45,368	19,403	25,965	134%
Loss from operations	(45,368)	(19,403)	25,965	134%
Other expense, net:
Interest expense, net	(741)	(584)	157	27%
Change in fair value of warrant liability	(1,310)	5	1,315	NM
Other expense, net	(7)	—	7	100%
Total other expense, net	(2,058)	(579)	1,479	255%
Net loss and comprehensive loss	$(47,426)	$(19,982)	$27,444

NM - Not meaningful

Research and development expenses

Research and development expenses were $33.2 million and $13.9 million for the nine months ended September 30, 2021 and 2020, respectively. The following table summarizes our research and development expenses by nature (in thousands).

	Nine Months Ended September 30,
	2021	2020
Personnel-related expenses	$6,872	$4,528
Discovery and preclinical development costs, including third-party costs (consultants, contractors, and CDMO)	17,534	3,747
Other research and development costs, including laboratory materials and supplies	4,704	3,518
Costs of licensing technology	1,458	—
Facilities and overhead expenses	2,654	2,128
Total research and development expenses	$33,222	$13,921

Research and development expenses increased by $19.3 million to $33.2 million for the nine months ended September 30, 2021, from $13.9 million for the nine months ended September 30, 2020. The increase was primarily driven by the following:

• Increase of $2.3 million in personnel-related expenses due to an increase in the number of employees in the research and development functions to support business growth.

• Increase of $13.8 million in discovery and preclinical development costs and $1.2 million in laboratory materials and supplies attributable to the increasing external manufacturing and research efforts to support the advancement of our pipeline and discovery portfolio, including the initiation of IND-enabling studies.

• Increase of $1.5 million in costs of licensing technology due to the option exercise fee incurred upon the execution of the first non-exclusive license agreement with Acuitas Therapeutics, Inc.

General and administrative expenses

General and administrative expenses increased by $6.5 million to $10.9 million for the nine months ended September 30, 2021, from $4.4 million for the nine months ended September 30, 2020. The $6.5 million increase was primarily driven by an increase of $4.5 million in personnel-related expenses, including recruiting fees and the related stock-based compensation to support business growth. The remaining $2.0 million increase is primarily attributable to higher legal, audit and consulting services and an increase in directors’ and officers’ liability insurance cost as a result of our August 2021 IPO.

Related party expense, net

Related party expense, net was $1.2 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $0.1 million was primarily driven by the higher lease expense and related costs incurred for our principal office and laboratory space compared to the prior year period, in addition to certain fees payable to our non-employee directors after we became a public company.

Interest expense, net

Interest expense, net was $0.7 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $0.1 million was primarily attributed to the write-off of the unamortized debt discount attributed to the success fee obligation which we paid upon the closing of the IPO in August 2021.

Change in fair value of warrant liability

During the nine months ended September 30, 2021, we recorded a $1.3 million expense related to the change in fair value of warrant liability as compared to an immaterial amount of expense recorded for the nine months ended September 30, 2020, primarily as a result of the increase in the fair value of our common stock compared to the fair value of our preferred stock underlying the outstanding warrants. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock and we reclassified the carrying value of the warrants from liability to additional paid-in capital in our balance sheet. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, and we issued 82,193 shares of our common stock.

Other expense, net

Other expense, net was not significant for both of the nine-month periods ended September 30, 2021 and 2020.

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

In August 2021, we completed our IPO pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(41,653)	$(17,833)
Net cash used in investing activities	(1,267)	(1,285)
Net cash provided by financing activities	254,244	48,572
Net increase in cash, cash equivalents, and restricted cash	211,324	29,454

Operating activities

Net cash used in operating activities totaled $41.7 million in the nine months ended September 30, 2021 compared to net cash used in operating activities of $17.8 million in the nine months ended September 30, 2020. The $23.9 million increase in operating cash outflows was primarily attributable to $27.4 million higher net loss recognized during the nine months ended September 30, 2021, offset by the non-cash charges consisting primarily of change in fair value of warrant liability and stock-based compensation expense.

Investing activities

Net cash used in investing activities totaled $1.3 million in both the nine months ended September 30, 2021 and 2020, which was related to capital expenditures resulting from our investment in laboratory equipment to support our discovery and preclinical activities.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 consisted primarily of the proceeds from our IPO of $128.8 million, net of underwriting discounts and payments for offering costs, and net proceeds from the issuance of Series C redeemable convertible preferred stock of $125.4 million in March 2021. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of the net proceeds from the issuance of Series B redeemable convertible preferred stock of $48.5 million during the period.

Loan and security agreement

In March 2018, we entered into the loan and security agreement, or Loan Agreement, with Pacific Western Bank, or PWB, under which we borrowed $8.0 million pursuant to Tranche I and Tranche II. In September 2019, we entered into an amendment to the Loan Agreement, or First Amendment, in which PWB made an additional term loan to us in an aggregate principal amount of $12.0 million. The proceeds of the First Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the outstanding term loan of $8.0 million under Tranche I and Tranche II, and the remaining cash proceeds of $4.0 million were used for general working capital and for capital expenditures purposes.

In December 2020, we entered into a further amendment to extend the principal repayment date. The maturity date of the term loan is December 31, 2023, and it is to be repaid beginning on December 31, 2021 in twenty-four equal installments, including interest at a floating annual rate equal to the greater of (i) 0.75% above the prime rate then in effect and (ii) 6.00%, due monthly starting the first month after December 30, 2020. As of September 30, 2021, the interest rate applicable to the term loan was 6.0% and the interest payment on the outstanding term loan was less than $0.1 million per month.

Borrowings under the Loan agreement, as amended, are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, we are subject to certain affirmative and negative covenants to which we will remain subject until maturity.

Funding requirements

As of September 30, 2021, we had cash and cash equivalents of $234.3 million. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and into clinical trials for our product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

Contractual obligations

There have been no material changes to our contractual obligations as of September 30, 2021 from those disclosed in our Prospectus.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Prospectus and the notes to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

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

Interest rate risk

As of September 30, 2021, we had cash and cash equivalents of 234.3 million. Our exposure to interest rate sensitivity is impacted by changes in the general level of U.S. interest rates. Our surplus cash has been invested in interest-bearing savings account from time to time, and we have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2021, we had borrowings of $12.0 million outstanding under our loan and security agreement with Pacific Western Bank. Outstanding borrowings bear interest at a variable rate equal to the greater of (i) 0.75% above the bank’s prime rate then in effect or (ii) 6.00%. An immediate 10% change in the variable interest rate would not have had a material impact on our debt-related obligations, financial position or results of operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

We have incurred significant net losses since our inception, including net losses of $47.4 million and $29.4 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $113.7 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for clinical trials of our product candidates.

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

The net proceeds from our IPO and our existing cash and cash equivalents as of September 30, 2021 will not be sufficient to fund all of our efforts that we plan to undertake. Based on our current operating plan, we believe that the net proceeds from the IPO, together with our cash and cash equivalents as of September 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because all of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

As of September 30, 2021, we had $12.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is December 31, 2023, and we will be required to begin repayment of the loan in 24 equal monthly payments beginning on December 31, 2021. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.75% above the prime rate then in effect and (ii) 6.00%, due monthly starting the first month after December 30, 2020. Pursuant to the terms of the Loan Agreement, interest payment on the outstanding term loan is less than $0.1 million per month, and we paid a success fee of $0.2 million upon the completion of our IPO. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Operating as a public company has and will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash and cash equivalents position and results of operations.

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

We are looking to lease a facility to buildout a manufacturing facility as an alternative or in addition to our reliance on CDMOs for the manufacture of drug substance for preclinical and clinical needs. If the lease is entered into, we plan to renovate and customize the manufacturing facility for our use. We expect that construction of our own manufacturing facility will provide us with enhanced control of material supply for preclinical studies and clinical trials, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in construction of a manufacturing facility and may never be successful in building our own manufacturing facility or capability. As a result, we will also need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, manufacture and eventual commercialization, if approved, of our product candidates. We, as a company, have no experience in setting up, building, or eventually managing a manufacturing facility. If we failed to select the correct location, or if we fail to enter into the lease agreement, or fail to complete the planned renovation and customization in an efficient manner, or fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Based on the number of shares of common stock outstanding as of November 4, 2021, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 71% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders would control the election of directors, the composition of our management and approval of any merger, consolidation, or sale of all or substantially all of our assets. This may prevent a change in our management or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 47,768,565 outstanding shares of common stock as of September 30, 2021. Shares other than those sold in our IPO are currently restricted as a result of securities laws or lock-up agreements (which may be waived, with or without notice, pursuant to the terms of such lock-up agreement), but will become eligible to be sold at various times beginning 180 days after July 29, 2021, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of 34,678,733 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We also have registered all shares of common stock that we may issue under our equity compensation plans and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

We continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we continue to incur significant legal, accounting and other expenses that we did not incur before we became a public company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel are devoting a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On August 3, 2021, we issued 82,193 shares of common stock, or the Warrant Shares, to PacWest Bancorp upon the cashless exercise of their warrants to purchase 92,647 shares of preferred stock that converted into warrants to purchase shares of common stock, which occurred concurrently with the closing of our IPO. The aggregate exercise price of the Warrant Shares was approximately $0.2 million, representing exercise price per share of $1.89. No underwriters were involved in this issuance of shares.

From July 1, 2021 through September 30, 2021, we issued an aggregate of 46,201 shares of our common stock upon the exercise of options under our 2017 Equity Incentive Plan at exercise prices ranging from $0.42 to $2.57 per share, for an aggregate purchase price of less than $0.1 million. The share and per share amounts shown have been retroactively adjusted to reflect the one-for-3.777776 reverse stock split of our common stock, effected July 23, 2021.

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

The net proceeds of approximately $128.1 million from our IPO have been invested in interest-bearing savings account. Information related to our intended use of the proceeds from our IPO is included in the “Use of Proceeds” section of the Prospectus. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.

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

Omega Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer
(Principal executive officer)

Date: November 10, 2021	By:	/s/ Roger Sawhney
Roger Sawhney
Chief Financial Officer
(Principal financial and accounting officer)