Form 10-K
period 2021-12-31
Omega Therapeutics, Inc.
filed 2022-03-10
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40657

Omega Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3247585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 Acorn Park Drive Cambridge, MA	02140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 949-4360

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OMGA	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2022 was 47,807,651.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021, are incorporated herein by reference in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, product candidate development, prospective products, product candidate approvals, research and development activities and costs, future revenue, timing and likelihood of success of our business plans, plans and objectives of management, future results and timing of clinical trials, treatment potential of our product candidates, and the market potential of our product candidates are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under Part I, Item 1A. “Risk Factors” in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

As used in this Annual Report, unless otherwise stated or the context requires otherwise, references to “Omega,” “Omega Therapeutics,” the “Company,” “we,” “us,” and “our,” refer to Omega Therapeutics, Inc. and its subsidiary on a consolidated basis.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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
•
We have invested, and expect to continue to invest, in research and development efforts that further enhance the OMEGA Epigenomic Programming platform. Such investments may affect our operating results, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
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
•
Due to increased demand for the manufacture of mRNA- and LNP-based vaccines to treat COVID-19, our ability to manufacture our Omega Epigenomic Controller candidates, or OEC candidates, for preclinical or clinical supply could be limited, which could adversely affect our development plans.
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

PART I

Item 1. Business.

Overview

Omega Therapeutics is pioneering a systematic approach to use mRNA therapeutics as programmable epigenetic medicines by leveraging our OMEGA Epigenomic Programming platform (“OMEGA platform”). mRNA refers to Messenger RNA, a single-stranded RNA (ribonucleic acid that carries instructions for the synthesis of proteins) corresponding to the sequence of a gene. Our OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism's life from cell genesis, growth and differentiation to cell death. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as the “control room” of biology. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, which are programmable and modular epigenetic medicines, called Omega Epigenomic Controllers, or OECs, to target EpiZips for Precision Genomic Control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions. Our pipeline currently consists of early-stage, preclinical programs that span oncology, multigenic diseases including immunology, regenerative medicine, and select monogenic diseases. We have conducted in vivo preclinical studies of our OECs in multiple disease models for various indications, including hepatocellular carcinoma, or HCC, non-small cell lung cancer, or NSCLC, and acute respiratory distress syndrome, or ARDS, and we expect to conduct in vivo preclinical studies for multiple additional programs. We initiated investigational new drug application (“IND”) enabling studies for multiple programs in 2021, and we are aiming to submit an IND for our OEC candidate for the treatment of HCC and declare two OEC development candidates in the first half of 2022. We are also planning to submit an IND for another OEC candidate in the second half of 2022 or early 2023.

The OMEGA platform consists of four pillars:

1. Proprietary Database of IGDs and EpiZips. Thousands of novel DNA-sequence-based epigenomic targets covering over 90% of human IGDs, identified through proprietary algorithms and machine-learning tools mining our own and public databases.

2. Programmable and Modular Epigenetic mRNA Medicines (OECs). Engineered and modular mRNA-encoded medicines with a DNA-binding domain to target a specific EpiZip and an effector protein to up- or down-regulate gene expression and control the duration of expression.

3. Engineered, Customized Drug Delivery. Lipid-nanoparticle, or LNP, delivery technology validated in third-party clinical trials. Deep formulation expertise to engineer and customize technological improvements. Continued innovation in other emerging technologies.

4. Industry-Leading Expertise. Codified learnings and insights gleaned from lead programs to continue optimizing the platform and inform the discovery and development of subsequent product candidates. Continued additions to the knowledge bank of EpiZips and OECs.

These pillars are supported by our deep and growing expertise in cutting-edge computational techniques, machine learning, and proprietary algorithms and a world-class and talented team. These foundations enable us to achieve data-driven decision-making, new scientific insights into complex biology, and the acceleration of engineered solutions in drug development.

We believe that the OMEGA platform has the following advantages:

•
First systematic use of mRNA therapeutics as programmable epigenetic medicines.
•
Thousands of novel therapeutic targets, EpiZips, across IGDs ubiquitous in every cell.

•
Highly specific targeting of EpiZips.
•
Precision genomic control with tunable and durable effect with the potential to re-dose.
•
Single and/or multiple gene control with a single therapeutic.
•
Ability to multiplex within or across IGDs for synergistic effect.
•
No changes in nucleic acid sequences.
•
Ability to accelerate numerous programs in parallel with real-time, data-driven decision-making.

We believe that the Precision Genomic Control delivered by the OMEGA platform has broad therapeutic applicability and transformational potential, initially spanning across:

•
Oncology. Control of target oncogenes including historically challenging, auto-regulatory or un-druggable targets in various cancers.
•
Multigenic diseases including immunology. Regulation of multiple genes within an IGD or across IGDs.
•
Regenerative medicine. Recapitulation of developmental and mature-state gene expression to drive cellular regeneration and restore normal function.
•
Select monogenic diseases. Correction of dysregulation in monogenic rare and non-rare diseases.

Our Pipeline

Our pipeline consists of the following programs:

Route of Administration (top to bottom): IV (HCC), IV (NSCLC), IV (SCLC), IV/Pulmonary (ARDS / COVID-19), IV/Pulmonary (IPF), IV (Liver Regeneration), Topical (Corneal Regeneration), Topical (Alopecia)

Oncology

We are developing OTX-2002 to down-regulate c-Myc, an oncogene that is dysregulated in more than 50% of human cancers and is frequently associated with poor prognosis, as a potential treatment for patients with advanced HCC. In preclinical studies in mice containing human HCC xenografts, we observed tumor growth inhibition of 54% at a dose of 3 mg/kg and of 63% at a dose of 6 mg/kg of our OEC compared to control. We commenced IND-enabling studies for OTX-2002 for the treatment of HCC in 2021 and expect to submit an IND in the first half of 2022.

We are also developing OECs for the treatment of NSCLC. In preclinical studies in NSCLC xenografts in a mouse subcutaneous tumor model, we observed a 63% inhibition in tumor growth following administration of our OEC compared to control.

We are also developing OEC candidates for the treatment of small cell lung cancer, or SCLC. We have conducted proprietary algorithmic analysis of an IGD that contains a gene that is overexpressed in more than 90% of SCLC. We are generating computationally designed OEC candidates using our OMEGA platform for the potential treatment of SCLC and conducting in vitro testing to determine the final OEC candidate for in vivo testing.

Multigenic Diseases Including Immunology

We are developing OEC candidates to down-regulate expression of the CXCL1, 2, 3, and IL-8 gene cluster, whose overexpression promotes inflammation, in order to improve disease outcomes in patients with ARDS secondary to COVID-19/SAR-CoV-1 infection or other etiology. In preclinical studies of ARDS, we have observed decreases in gene expression of the CXCL1, 2, 3, and IL-8 gene cluster in cell lines and a 56% reduction in the severity of inflammatory response in mice treated with our OECs.

We are also developing OEC candidates to control expression of genes implicated in patients with idiopathic pulmonary fibrosis, or IPF, to halt or reverse disease progression and improve disease outcomes. We have identified an IGD consisting of genes related to IPF controlled through various intra-IGD interactions and regulatory elements. We are generating computationally designed OEC candidates using our OMEGA platform for the potential treatment of IPF and conducting in vitro testing to determine the final OEC candidate for in vivo testing.

Regenerative Medicine

We are developing OEC candidates to up-regulate the expression of HNF4, a transcriptional master regulator, as a potential way to restore liver-cell function in patients suffering from chronic liver disease, or CLD, including end-stage liver disease, or ESLD. In preclinical studies, we have observed durable increases in HNF4 and significant improvements in liver histology in vivo.

We are also developing OEC candidates to control the expression of genes that have been strongly linked to cell-growth inhibition in patients with diabetes and other conditions to restore the capacity for corneal regeneration. We have identified an IGD containing a master regulatory gene that has been strongly linked to cell-growth inhibition in patients with diabetes and other conditions. We are generating computationally designed OEC candidates using our OMEGA platform for the potential treatment of corneal regeneration and conducting in vitro testing to determine the final OEC candidate for in vivo testing.

Select Monogenic Diseases

We are developing OECs to down-regulate the expression of SFRP1, a protein that inhibits hair growth, in alopecia, a disease characterized by hair loss on the scalp and body. In preclinical studies in human papilla cells, we have observed a 79% to 88% reduction in SFRP1 mRNA expression in cells treated with our OECs.

Intellectual Property and Manufacturing Capabilities

We have consolidated a significant intellectual property estate covering the OMEGA platform and our OECs through our own development activities and through licenses from the Whitehead Institute at the Massachusetts Institute of Technology, or the Whitehead Institute. We are also developing internal and external manufacturing capabilities, including plans to build our own facility, to provide appropriate scale and quality to support development and commercialization of our OECs.

Our Strategy

Our objective is to become the leading digital and data-driven epigenetic medicines company by discovering, engineering, developing, manufacturing, and commercializing OECs, utilizing the OMEGA platform, with the vision of selectively directing the human genome to treat and cure serious diseases.

Our strategy includes:

•
Strategically invest in and advance the OMEGA platform. Our scientific and technical expertise and expansive intellectual property estate have enabled us to develop our industry-leading, pioneering OMEGA platform. We plan to continue to invest in expanding our knowledge of IGD biology and epigenetics in order to identify new DNA-sequence-based epigenomic targets, the EpiZips, further our capacity to innovate and engineer OECs, expand our technologies, broaden our delivery capabilities, and enhance our institutionalized knowledge to further solidify our position as a leading digital and data-driven epigenetic medicines company. We plan to build additional computational, big-data, and advanced-analytic capabilities to maintain our leadership position. We will expand and strengthen our position as leaders in developing mRNA therapeutics for epigenomic control.
•
Establish OECs as a new class of programmable epigenetic mRNA medicine. Through the breadth of our research-and-development activities and the pursuit of high-value biological targets, we seek to demonstrate the unprecedented therapeutic potential of our OECs and to expand our repertoire of OECs that can be used for therapeutic applications. We have conducted in vivo preclinical studies of our OECs in multiple disease models for various indications, including HCC, NSCLC, and ARDS, and we expect to conduct in vivo preclinical studies for multiple additional programs. We have initiated IND-enabling studies for our HCC program, and we are aiming to submit an IND for our OEC candidate for the treatment of HCC and declare two OEC development candidates in the first half of 2022. We are also planning to submit an IND for another OEC candidate in the second half of 2022 or early 2023.
•
Expand our pipeline through internal and partnering efforts. We believe the OMEGA platform can be used to create therapeutics to treat a broad array of human diseases by regulating the expression of single or multiple genes. Internally, we intend to focus our development and commercialization efforts in areas of high unmet need with well-defined and circumscribed patient populations. At the same time, we plan to seek collaborations or co-development programs to mitigate development risk or gain access to novel delivery technologies.
•
Build a fully integrated digitalized biopharmaceutical company. Our intent is to develop a world-class biopharmaceutical company by leveraging our innate and differentiated platform attributes and digitalized end-to-end capabilities across research, discovery, preclinical and clinical development, manufacturing, and commercial operations. We believe the integrated and modular nature of the OMEGA platform enables iterative learnings and insights for efficient, evidence-based decision making to optimize the engineering, development, and selection of our OEC candidates.
•
Curate world-class talent and culture. Our culture is guided by our overarching ethos: Ambitious, yet humble. Our unparalleled motivation to transform human medicine through our pioneering work is combined with our underlying sense of humility, which is essential for keeping patients front and center. Given the pioneering nature of our business, identifying, nurturing, developing, and retaining leading talent is a critical element of our strategy.

Background of Insulated Genomic Domains (IGDs)

Epigenetics is the mechanism that systematically controls every aspect of an organism’s life from cell growth and differentiation to cell death. Our team has developed an understanding of the universal operating system of epigenetics and has built the OMEGA platform to replicate nature’s method of gene control for therapeutic benefit. IGDs are key to understanding the organization of this operating system and act as the fundamental structural and functional units of gene control and cell differentiation. There are 15,000 IGDs that encompass the roughly 20,000 genes that are distributed across our 23 chromosomes. They are ubiquitous in every cell and evolutionarily conserved within and largely across species.

Gene expression in cells is generally controlled by a highly diverse class of regulatory elements, such as enhancers, repressors and promoters. These regulatory elements are relatively short segments of DNA that act as binding sites for protein transcription factors that in turn recruit other proteins to activate transcription of targeted genes. Current research indicates that genes and their associated regulatory elements reside in a modular fashion within IGDs. The chromosomal-looping structure of IGDs ensures that interactions between genes and their regulatory elements are insulated from neighboring IGDs and extraneous regulatory factors, which is critical for ensuring normal cell-specific gene regulation. The CCCTC-binding factor, CTCF, and the cohesin complex are critical players in the formation and maintenance of the IGD structure. Cohesin is the motor that extrudes and enlarges the IGD loop, while CTCF blocks cohesin from further extrusion and acts as an anchor, thereby enforcing boundaries between IGDs.

Graphical Representation of an IGD

IGDs encompass protein-coding genes and their regulatory elements. A single IGD typically contains between one and ten genes, with a median of three genes. Epigenomic controllers are designed to affect the expression of genes within specific IGDs through precise modulation of one or more IGD components (EpiZips) to control gene expression. Controllers can also be multiplexed to target multiple IGDs.

Any perturbation of an IGD or its boundary has the potential to cause the dysregulation of one or all genes inside it, giving rise to a range of disease states. Alterations of IGDs, which can be either structural or functional in nature, include mutations or disruptions in anchor-CTCF binding sequences, gene promoters, and enhancer regions (including super-enhancers). For example, mutations in the coding sequences for CTCF and cohesin have been observed in various solid-tumor cancers, including breast, prostate, and kidney cancer, as well as in leukemia. IGD boundary alterations may consist of the aberrant inclusion or exclusion of regulatory elements or genes. For example, in some cancers, disruption of the IGD boundary can rewire loop interactions to include strong activating regulatory elements called super-enhancers to upregulate an oncogene. Similar activation can be found in cases of genetic inversion and translocation. Epigenomic changes at the IGD boundary, for example aberrant DNA methylation, can alter CTCF binding and lead to gene exclusion or expose genes within the IGD to external regulatory elements. Pathological evidence of this disruption has been identified in cancers, such as gliomas, and in inherited human diseases, such as Fragile X syndrome.

Illustrative Examples of Structurally Dysregulated IGDs

IGD dysregulations can occur also due to functional alterations like those caused by extraneous factors like pathogenic insults, oxidative stress, environmental triggers, etc. These functional changes cause aberrant gene expression.

OMEGA Epigenomic Programming Platform

We believe that the OMEGA platform represents an unprecedented approach to developing therapeutics to treat the epi genetic basis of disease by precisely controlling gene expression without altering native DNA sequences. We believe that our mRNA-encoded OECs’ ability to precisely target and provide tunable and durable effects has the potential to treat a wide range of diseases.

The OMEGA platform consists of four pillars.

1. Proprietary Database of IGDs and EpiZips

We approach target identification starting with validated gene targets linked to a disease indication of interest. We use proprietary algorithms and machine-learning tools to mine our own and public databases to develop a comprehensive profile of the target IGD to understand how it is dysregulated in diseased states. We synthesize this information to determine the key therapeutic intervention points, the EpiZips, to be targeted with OECs to achieve the desired effect on gene expression. Through this process, we have built an expansive library of thousands of EpiZips and IGDs as potential therapeutic targets.

2. Programmable and Modular Epigenetic mRNA Medicines (OECs)

We have created a modular basis for efficient and intelligent design of programmable epigenetic medicines, the OECs. These engineered and modular mRNA-encoded medicines allow us to regulate multiple genes with exquisite specificity, controllable tuning, and duration of effect. Our OECs are programmable mRNA therapeutics that express fusion proteins comprised of two components—a DNA-binding domain and an epigenomic effector protein, as shown in the figure below. The DNA-binding domain is designed to target a particular EpiZip with exquisite specificity. The epigenomic effector protein is designed to interact with DNA or DNA-associated proteins within the cell nucleus, such as histones and transcription factors, to up- or down-regulate gene expression and control the duration of effect. We use proprietary algorithms to design our OECs, including programming DNA-binding domains and selecting optimal epigenomic effector proteins. These computational tools allow us to efficiently generate numerous potential OECs and increases our ability to engineer OECs to treat a particular target.

Omega Epigenomic Controller (OEC)*

*mRNA medicines expressed as proteins in cell nucleus

We are currently developing proprietary zinc-finger-like proteins and other DNA-binding domains. For epigenetic effectors, we have generated and continue to build a library consisting of more than 100 single- and multi-functional epigenetic effector domains, including both naturally occurring and proprietary engineered variants of DNA-modifying factors, histone-modifying factors, and other chromatin-remodeling factors.

The initial identification of IGDs, EpiZips, and the mechanism of action for OECs directed to particular target genes are rapidly validated utilizing epigenomic controller screens. Our modular design approach allows us to accelerate our discovery process and to identify gene targets and generate initial lead OECs to modulate them in potentially as little as a few weeks.

3. Engineered, Customized Drug Delivery

Delivery to the appropriate cells and tissues is critical to the successful application of our technology. We are exploring and innovating a multitude of delivery methods.

We have chosen LNP-delivery technology validated in third-party clinical trials for our initial programs. LNPs are currently used in products, both approved and in development. We have deep expertise in delivery formulations and leverage technological improvements and established regulatory precedents to develop our own LNPs. We are delivering our OECs as mRNA, which encodes the DNA binding domain and epigenetic effector proteins, encapsulated within a LNP. Our LNPs are typically 3- or 4-component molecules that encapsulate nucleic acids like mRNA, protect and transport them to organs and tissues within the body, and facilitate their uptake into cells. We believe our LNPs are capable of providing re-dosable, non-viral, in vivo delivery to the liver, lung, central nervous system, immune cells, joints, and other cells and tissues. Once taken up into cells, the LNP enables release of the mRNA cargo into the cytoplasm where it is translated into the OEC, which, in turn, is transported to the nucleus and binds to the targeted EpiZip within the specified IGD. We are currently exploring a range of cationic and ionizable LNPs from various internal and external sources and have developed proprietary LNP formulations that have shown specific and efficient in vivo functional delivery in preclinical studies.

4. Industry-Leading Expertise

We leverage codified learnings and insights gleaned from our lead programs to continue optimizing our platform and inform the discovery and development of subsequent product candidates. We have also established and continue to add to our knowledge bank of EpiZips and OECs. We take a rational and streamlined approach to the development of programmable epigenetic medicines to potentially provide a faster path to the clinic through robust and efficient target identification, validation, product-candidate design, and optimization. We are also continually expanding our catalog of EpiZips and novel and proprietary DNA-binding domains and epigenomic effector proteins and using computational methods to assess on-target and potential off-target binding and activity to minimize inadvertent changes in the expression of genes.

Computational Foundation

The OMEGA platform leverages novel biology and epigenetics to therapeutically control gene expression and program cell state through our significant computational capabilities. Decoding the rules of the human genome – one with billions of nucleotides, tens of thousands of genes, and up to a million regulatory sequences, all potentially interacting in 3-dimensional space – requires the creation of advanced proprietary algorithms and statistical data analysis techniques. Our cutting-edge computational tools are built on a diverse library of proprietary algorithms and deep-learning techniques, which enable us to interpret and predict the location, structure and function of IGDs. The critical scientific insights provided by the OMEGA platform enable the identification of EpiZips across therapeutic areas and indications. This deep in silico understanding and predictability also directly informs the design and rapid engineering of OECs that allow us to regulate single or multiple genes with exquisite specificity, controllable tuning, and duration of effect.

We apply our computational technology throughout the drug development continuum by broadly applying a computation- and data-first approach. We deploy a wide range of systems biology and functional genomics methods to identify relevant biomarkers. We utilize key translational models to validate mechanism of action in order to accelerate development and potentially de-risk clinical translation. Combinatorial optimization techniques and novel discovery efforts enable acceleration of delivery and formulation design. This allows us to rapidly scale programs and manufacturing while improving quality and cost. Systematic data capture and automation have enabled real-time, data-driven decision-making which has further driven our ability to accelerate numerous programs in parallel.

We have a highly skilled computational team with deep expertise and broad experience, supporting the OMEGA platform. This team develops the tools, capabilities, and specialized methods needed to address the complexity of IGD biology, design, and delivery of our OECs, and integration of a computation- and data-first philosophy company wide. We are continually growing and evolving our computational team and capabilities to drive innovation in the discovery and development of programmable epigenetic medicines, manufacturing, and our digital foundation.

Advantages of the OMEGA Platform

Epigenomic programming is a transformative new approach to biologically engineer programmable epigenetic medicines to treat disease. We believe that our mRNA-encoded OECs’ ability to precisely target and provide tunable and durable effects has the potential to treat a wide range of diseases and has the following advantages:

•
Pioneering IGDs and EpiZips as novel therapeutic targets. By targeting IGDs and EpiZips, we are controlling the “control room” of biology. This approach allows us to exquisitely control gene expression of single and/or multiple genes, including potentially historically un-druggable genes, in order to treat a wide range of diseases.
•
Precision genomic control with tunable and durable effect with the potential to re-dose. OECs are designed to up- or down-regulate gene expression to the biologically relevant level to resolve disease. By replicating natural epigenetic marks, our OECs are designed to impart a durable effect without the need for the drug to stay resident in the cells or body. Our OECs are expressed intracellularly and for a controlled duration, which could potentially address safety concerns associated with long-term or permanent residence of drug or components in the body. In addition, because we are using LNPs for delivery, we believe our therapeutic candidates will be re-dosable and may not be associated with the immunogenic risks that are typically seen in viral deliveries such as adeno-associated viruses.
•
Single and/or multiple gene control with a single therapeutic. Multiple genes in an IGD tend to act along the same disease pathway. Targeting IGDs allows us to use a single therapeutic intervention to control one or many of those genes simultaneously in complex diseases.
•
Ability to multiplex within or across IGDs for synergistic effect. We can target different EpiZips simultaneously to deliver a synergistic effect within one IGD or among IGDs with multiple OECs.
•
No changes in nucleic acid sequences. Unlike editing or transgenic approaches, the OMEGA platform enables control of gene expression without changing the inherent nucleic acid sequences and associated risks. Since there is no transfer of DNA, the risk of foreign material integrating into the genome is low, which we believe should lead to lower risk of oncogenesis or other unintended collateral genetic modifications.
•
Ability to accelerate numerous programs in parallel with real-time, data-driven decision-making. Based on our knowledge base of EpiZips and OECs through application of our computational capabilities, we are able to take a rational and modular approach to discovery and development, allowing us to potentially reduce the time needed to identify, validate, and develop product candidates. We believe our comprehensive understanding of the genomic landscape, proprietary algorithms, extensive data sets, and experience with prior and on-going development efforts enables us to more quickly and efficiently engineer and test potential OECs.

While we are working toward realizing these advantages, our OMEGA platform and our OECs are based on novel technology. Epigenomic controllers present a new class of medicines and have not been evaluated in clinical trials or received regulatory approval. As a result, we may need to develop new evaluation methods or metrics for clinical data, which may make it more difficult to analyze data, or it may take more time or be more costly for us to develop our OECs than other therapeutics for the same indications.

Our Development Programs

We are currently advancing our development programs in oncology, multigenic diseases including immunology, regenerative medicine, and select monogenic diseases. We have conducted in vivo preclinical studies of our OECs in multiple disease models for various indications, including HCC, NSCLC, and ARDS, and we expect to conduct in vivo preclinical studies for multiple additional programs. We initiated IND-enabling studies for multiple programs in 2021, and we are aiming to submit an IND for our OEC candidate for the treatment of HCC and declare two OEC development candidates in the first half of 2022. We are also planning to submit an IND for another OEC candidate in the second half of 2022 or early 2023.

Oncology

Hepatocellular Carcinoma

We are developing OTX-2002 for the treatment of HCC. The c-Myc family oncogene is dysregulated in more than 50% of human cancers and is frequently associated with poor prognosis. c-Myc has been shown to play a key role in liver-cell proliferation and is known to be up-regulated in the majority of HCC cases. Drug development aimed at directly targeting c-Myc has proved challenging because its expression is tightly regulated and because it is a protein that lacks a specific active site for small molecule binding. This means that targeting c-Myc mRNA or protein is unlikely to be effective as neither approach addresses the underlying dysregulation at the transcriptional level. Unlike other more binary approaches to downregulation of gene expression, OECs can precisely modulate c-Myc expression enough to kill highly MYC-amplified cancer cells and drive tumor regression, but spare healthy surrounding cells which need only a low level of MYC for normal function. We are developing OTX-2002 for the down-regulation c-Myc in HCC.

HCC is a primary liver malignant tumor that develops in a chronic-liver-disease setting. It is typically diagnosed late in its course and the median survival period following diagnosis is approximately six to 20 months. In 2017, there were an estimated 89,950 people living with liver and liver-related cancer in the United States. Depending on the stage of disease at diagnosis, current treatment options include therapies such as surgical resection, tyrosine kinase inhibitors (TKIs), such as sorafenib, orthotopic liver transplantation or radiofrequency ablation, and for more advanced patients, immune checkpoint plus anti-vascular-endothelial-growth-factor combination therapy, or palliative treatments, such as trans-catheter arterial chemo- or radio-embolization, stereotactic radiation therapy or systemic chemotherapy.

In a preclinical study of OTX-2002 in various HCC cell lines, OTX-2002 down-regulated c-Myc and we observed loss of cellular viability across targeted HCC subtypes with effects observed for 15 days. As shown in the graph below, the EC50, which measures the concentration of a drug that provides a 50% response between baseline and the maximum response, was measured in five HCC cell lines. Treatment with OTX-2002 resulted in a c-Myc mRNA expression EC50 at a mean value 0.013 ug/mL and a 50% decrease in cell viability at 0.147 ug/mL.

OTX-2002 was associated with a dose-response on expression and viability (in vitro)

In a separate preclinical study of OTX-2002 in an HCC cell line (Hep3B), we demonstrated a selective effect on the viability of cancer cells. As shown in the graph below, treatment of cancer cells with OTX-2002 at concentrations ranging from 0.5 to 2 ug/mL resulted in a significant reduction in the viability of these cells at all doses, where, by contrast, when we treated normal cells (healthy primary human liver hepatocytes) with OTX-2002 we saw no significant impact on cell viability.

OTX-2002 reduced viability of HCC cancer cells but not healthy human liver cells (in vitro)

OTX-2002 delivered via formulated LNPs in vivo decreased tumor burden in mice containing human HCC xenografts. In this preclinical study, we administered OTX-2002 in a mouse subcutaneous tumor model at doses of 3 and 6 mg/kg every five days and sorafenib at 50 mg/kg daily. As shown in the graph below, treatment with OTX-2002 at 3 mg/kg was associated with a statistically significant reduction in tumor size following two administrations, resulting in a 54% inhibition of tumor growth by Day 23 compared to negative control. Similarly, treatment with a 6 mg/kg dose of OTX-2002 was associated with a statistically significant reduction in tumor size following two administrations, resulting in 63% lower tumor volume at Day 23 compared to negative control. Treatment with OTX-2002 at 3 mg/kg was equivalent to treatment with sorafenib. Mice treated with OTX-2002 did not experience a significant decrease in body weight. Mice treated with sorafenib experienced an initial drop in body weight with a later gain in overall body weight potentially due to an increase in tumor mass. OTX-2002 was well-tolerated in this study with no adverse events observed.

OTX-2002 anti-tumor activity and dose-dependent response observed in HCC subcutaneous xenograft model (in vivo)

* p<0.05 compared to negative control

Change in body weight observed in HCC subcutaneous xenograft model (in vivo)

In addition, we observed an equivalent effect on tumor growth from OTX-2002 in mice containing human HCC xenografts compared to sorafenib. Mice were administered 3 mg/kg of OTX-2002 every five days or 50 mg/kg of sorafenib once daily. Tumor growth was measured using bioluminescent imaging. As shown in the graph below, treatment with OTX-2002 resulted in a comparable reduction in luminescence as treatment with sorafenib. Mice treated with OTX-2002 did not experience a significant decrease in body weight. Mice treated with sorafenib experienced a sustained loss in body weight. OTX-2002 was well-tolerated in this study with no adverse events observed.

OTX-2002 anti-tumor activity observed in HCC orthotopic xenograft model (in vivo)

* p<0.05 compared to negative control

Change in body weight observed in HCC orthotopic xenograft model (in vivo)

In vivo treatment of OTX-2002 delivered via formulated LNPs in a mouse subcutaneous human HCC tumor model at a doses of 3 mg/kg every five days resulted in decreased tumor burden and also showed correlated changes in c-Myc expression and associated clinical biomarkers in tumors at the cellular level. As shown in the graph below, immunohistochemistry analysis of histology sections from OEC candidate-treated and negative control tumors harvested from the animals in the in vivo studies described above showed significant down-regulation of c-Myc protein in the tumors (indicated by loss of brown staining) as well as the expected down-regulation of Ki67 (a biomarker of tumor cell proliferation) and upregulation of Caspase 3 (a biomarker of apoptosis, a type of programmed cell death).

Change in body weight observed in HCC orthotopic xenograft model (in vivo)

We are conducting additional preclinical studies in subcutaneous and orthotopic liver tumor models and have initiated in vivo safety studies. We commenced IND-enabling studies for OTX-2002 for the treatment of HCC in 2021 and expect to submit an IND in the first half of 2022.

Non-Small Cell Lung Cancer

We are evaluating additional epigenetic control points for c-Myc down-regulation in NSCLC. Approximately 50% of NSCLC tumors overexpress c-Myc. We are developing an OEC candidate to down-regulate c-Myc and reduce this overexpression. NSCLC is the most common type of lung cancer, accounting for 84% of all lung cancer diagnoses, which was approximately 192,200 new cases in the United States in 2020. The five-year survival rate for NSCLC is 24%. Depending on the stage of disease at diagnosis, current treatment options include therapies such as surgical resection, photodynamic therapy (PDT), laser therapy, or brachytherapy, chemotherapy, radiation therapy, targeted therapies (e.g., TKIs) and immunotherapy in combination with other therapies.

We have identified OEC candidates that have shown activity against a range of NSCLC cell lines in vitro in preclinical studies, showing down-regulation of c-Myc with concomitant loss of cellular viability. We also conducted a preclinical study in NSCLC xenografts in a mouse subcutaneous tumor model. In this study, we treated mice with 3 mg/kg of our OEC candidate every five days. Treatment with our OEC candidate showed a statistically significant reduction in tumor size following three administrations, resulting in a 63% lower tumor volume at Day 25 compared to control, with no significant effect on the body weight of treated mice. In this study, treatment with our OEC candidate was associated with an equivalent effect on tumor volume to treatment with cisplatin, a chemotherapy medication used to treat a number of cancers, as shown in the graph below.

OEC candidate anti-tumor activity in NSCLC subcutaneous xenograft model (in vivo)

* p<0.05 compared to negative control

Change in body weight observed in NSCLC subcutaneous xenograft model (in vivo)

Small Cell Lung Cancer

We are also targeting SCLC through epigenetic control points that down-regulate a gene known to be overexpressed in more than 90% of SCLC due to a common mutation, and also overexpressed in other cancers including breast, lung, acute myeloid leukemia, and gastric cancers. This gene is located in an identified and well-characterized single-gene IGD. SCLC accounts for 15% of all lung cancers and has a five-year survival rate of 6%. Depending on the stage of disease at diagnosis, current treatment options include surgical resection followed by chemotherapy, chemotherapy with radiation, and immunotherapy.

We conducted proprietary algorithmic analysis of the IGD, using a wide range of multi-omic datasets, to identify numerous EpiZip targets and epigenomic effector options. We are generating computationally designed OEC candidates using our OMEGA platform for the potential treatment of SCLC and conducting in vitro testing to determine the final OEC candidate for in vivo testing.

Multigenic Diseases Including Immunology

Acute Respiratory Distress Syndrome

We are developing OEC candidates to reduce expression of the CXCL1, 2, and 3 and IL-8 gene cluster in ARDS, including ARDS in COVID-19 patients. Over-expression of the CXCL gene cluster produces chemokines that attract neutrophils and promotes local inflammation. Chemokines that recruit inflammatory cells to the lung are of pivotal importance in the pathogenesis of ARDS and expression of the CXCL1, 2, 3, and IL-8 gene cluster is elevated in the lung cells of patients with ARDS. ARDS is a devastating syndrome, with an incidence of approximately 200,000 in the United States and a mortality rate approaching 40%.

In a preclinical study of an OEC candidate (Controller A in the graph below) in human monocytes, at 24 hours post-dosing we observed a 65% decrease in gene expression of CXCL1, a 55% decrease in gene expression of CXCL2, an 88% decrease in gene expression of CXCL3, and a 52% decrease in gene expression in IL-8, in each case relative to control.

Multigenic IGD targeting of chemokine genes observed (in vitro)

In a preclinical study in an animal model of ARDS, we observed a significant decrease in neutrophil infiltration in lungs treated with an OEC candidate. Animals were administered 3 mg/kg of the OEC candidate

(labeled Controller in the graph below) two hours prior and eight hours after lipopolysaccharide insult to induce inflammation or 10 mg/kg dexamethasone daily as a positive control. As shown in the graph below, we observed a 56% decrease in neutrophils infiltration in broncho-alveolar lavage fluid (labeled BALF in the graph below) in mice 72 hours after treatment with the OEC candidate relative to disease control, a measure of the severity of the inflammatory response.

Decreased neutrophil infiltration in ARDS model (in vivo)

* p<0.05 compared to +LPS

We also plan to conduct in vivo testing in other models of severe inflammatory disease where the CXCL1, 2 and 3 and IL-8 gene cluster plays a key role, such as neutrophilic asthma, neutrophilic dermatosis, paw edema, and rheumatoid arthritis.

Idiopathic Pulmonary Fibrosis

We are developing OEC candidates to down-regulate expression of a gene cluster known to be up-regulated in patients with IPF and promote pulmonary fibrosis in animal models. IPF is a rapidly progressive and fatal disease in which the lung loses its functional capacity over time. The global prevalence for IPF is roughly 13 to 20 per 100,000 persons, and there is no known cure. The average patient survival is approximately six years with treatment and three years without treatment. Current treatment options are limited to symptomatic or palliative care, including anti-fibrotics, anti-inflammatories, corticosteroids, oxygen therapy, and for advanced disease, lung transplant. If we are able to successfully down-regulate expression of this gene cluster in human lung cells, we believe this OEC candidate could also be developed for severe chronic obstructive pulmonary disease and asthma, as the same gene cluster is implicated in these indications as well as in IPF.

We have conducted algorithmic analysis, using a wide range of multi-omic datasets, to identify an IGD with an internal structure consisting of seven genes related to IPF controlled through various intra-IGD interactions and regulatory elements. We are generating computationally designed OEC candidates using our OMEGA platform for the potential treatment of IPF and conducting in vitro testing to determine the final OEC candidate for in vivo testing.

Regenerative Medicine

Liver Regeneration

We are developing OEC candidates designed to increase expression of HNF4, a transcriptional master regulator, as a potential way to restore liver-cell function in patients with severe liver dysfunction. HNF4 controls development, differentiation, and homeostasis of hepatocytes and other cell types in the liver by controlling the expression of proteins, such as bilirubin, albumin, and metabolic enzymes, that are essential for normal liver function. In chronic liver disease, HNF4 is down-regulated, which contributes to the pathology of liver failure. Studies have shown that increased expression of HNF4 in even a modest fraction of hepatocytes can restore healthy liver function.

In 2020, chronic liver disease and cirrhosis were a leading cause of death in the United States, accounting for over 50,000 deaths. Depending on the etiology of disease, treatment options may include corticosteroids, antivirals or other drugs, with the final option being liver transplantation. In 2018, in the United States, there were more than 14,000 people on the liver transplant waiting list and approximately 25% died before receiving a transplant.

In preclinical studies in primary healthy human hepatocytes, treatment with our OEC candidate induced a durable increase in HNF4 for up to ten days, which we believe may be sufficient to return hepatocytes to a functional state and restore liver function in CLD and ESLD patients. We also observed decreases in collagen 1A1, or Col1A1, and alpha smooth muscle actin, or SMA, both biomarkers of liver injury and fibrosis, as shown in the graph below. At 72 hours, we observed reductions of approximately 50% in both Col1A1 and SMA relative to untreated cells. These data showed a reduction in expression of these downstream biomarkers of liver damage in response to the up-regulation of HNF4 and support the proposed therapeutic mechanism of action of our OEC candidate.

OEC candidate reduced biomarkers of liver damage (in vitro)

As shown in the images below, in an in vivo preclinical mouse liver fibrosis model, carbon tetrachloride treatment was used to induce hepatocellular degeneration (labeled CCL4 in the images below). Treatment with a mouse surrogate construct of our OEC candidate showed a significant decrease in hepatocellular degeneration on Days 31 and 38 with either one or two weekly administrations.

Mouse surrogate construct of OEC candidate improved liver histology (in vivo)

We are currently conducting additional in vitro and in vivo pharmacology, formulation optimization, efficacy, and preliminary safety studies of our OEC candidate.

Corneal Regeneration

We are also developing OEC candidates to control the expression of multiple potential target genes in patients with diabetes and other conditions to treat corneal epithelial injury. The proteins expressed by these genes have been strongly linked to cell-growth inhibition and shown to be key factors in preventing ocular wound-healing in animal models. Approximately 70% of patients with diabetes suffer from corneal complications, including epithelial fragility, recurrent erosions, ulcers, and delayed or incomplete wound repair. Diabetic retinopathy is currently the leading cause of legal blindness in working age adults worldwide. The condition is mainly treated by attempting to maintain tight blood glucose control. We believe that by tuning these genes, we may be able to facilitate corneal regeneration to treat these corneal complications from diabetes or other conditions.

We have identified an IGD containing a master regulatory gene that has been strongly linked to cell-growth inhibition in patients with diabetes and other conditions. We conducted algorithmic analysis of the IGD, using a wide range of multi-omic datasets, to identify numerous EpiZip targets and epigenomic effector options. Using our OMEGA platform, we are generating computationally designed OEC candidates for the potential treatment of corneal generation and conducting in vitro testing to determine the final OEC candidate for in vivo testing.

Select Monogenic Diseases

Alopecia

We are developing OEC candidates for the treatment of alopecia, a disorder characterized by patches of non-scarring hair loss affecting the scalp and body. We are targeting SFRP1, a protein that inhibits hair growth in alopecia patients, and are developing OEC candidates designed to down-regulate the production of SFRP1. Alopecia areata affects approximately 6.5 million people in the United States and approximately 2% of people worldwide. Androgenetic alopecia, also known as male pattern baldness, is a genetically predetermined disorder caused by excessive response to androgens, which affects up to 50% of males and females. There is currently no cure for either type of alopecia. We are currently evaluating delivery of our OEC candidates to the hair bulb and assessing our OEC candidates’ effects in ex vivo models of hair growth.

In a preclinical study, we treated patient human papilla cells with an OEC candidate and measured SFRP1 mRNA expression. As shown in the figure below, we observed a 79% to 88% reduction in SFRP1 mRNA expression in cells treated with the OEC candidate compared to control. These effects were observed through Day 7.

Decrease in SFRP1 mRNA expression in human papilla cells (in vitro)

Translational Data

A critical element for the clinical translation of our OEC candidates is our ability to design OEC candidates that can target IGDs and tune gene expression across species. In preclinical studies, we evaluated changes in HNF4 expression in non-human primates and in human liver tissue engrafted and grown in a mouse (labeled FRG Mouse in the graph below) treated with our OEC candidate and in healthy mice treated with an OEC candidate designed to target the homologous murine target sequence. As shown in the graph below, we observed therapeutically relevant up-regulation of HNF4 compared to control, with results showing a 246% increase in mice, 68% increase in non-human primates, and 31% increase in the FRG mouse. We believe that this translational fidelity of our mechanism of action supports our continued development of our OEC candidates and programs.

Omega Epigenomic Controllers increased HNF4A expression in preclinical studies (in vivo)

* p<0.05 compared to negative control

Delivery Data

We have extensive internal formulation, delivery and development expertise in mRNA and LNPs, and are engaged in continuous internal LNP research and development. We are currently exploring a range of LNPs from various internal and external sources and have developed proprietary formulations that have shown specific and efficient in vivo functional delivery of our OEC candidates to a number of therapeutically relevant cell and tissue-types in preclinical studies, as shown in the figure below. The tissue and cell types we can access with our current library of LNP compositions include liver (e.g. hepatocytes, stellate cells, Kupffer cells), lung (e.g. endothelial, alveolar, epithelial), local joints (e.g. synovial layer, chondrocytes, immune cells), and the central nervous system (e.g. spinal cord, brain), as well as tumors (e.g. subcutaneous, orthotopic). Collectively, our current delivery capabilities enable us to develop and expand our pipeline.

Delivery Omega Epigenomic Controllers

Manufacturing

We view the development of manufacturing capability, capacity, and control as critical to our overall success and specifically to our ability to meet our development timelines, contain operational costs and generate and protect intellectual property for our platform technology and product candidates. Because of this, we have chosen a clinically validated manufacturing and delivery technology with which we have deep internal expertise and which is similar to that being developed for various applications in the fields of vaccine development and gene editing. We are thus able to leverage our own experience, as well as the technological improvements and regulatory precedents established by previous and current products utilizing the same modalities.

Our internal process and analytical development organization has established manufacturing processes at sufficient scale to supply our research and early preclinical development requirements for drug substance and drug product. In addition, we have engaged highly skilled third-party contract development and manufacturing organizations, or CDMOs, with extensive experience in manufacturing mRNA, our drug substance, and drug product to implement our manufacturing processes at large scale under current good manufacturing practices, or cGMP. We have established manufacturing services agreement with third-party CDMOs for the supply of drug substance and drug product to meet our needs for preclinical studies, IND-enabling toxicology studies and clinical trials. We expect to continue to rely on third-party CDMOs for the supply of drug substance, drug product and finished product for the next several years. Given the critical reliance of our overall success on manufacturing supply of our products, we are in the process of constructing a cGMP facility to manufacture material for our pre-clinical and clinical needs.

For each of our therapeutic programs, we evaluate the optimal LNP delivery options from both external collaborations and our internal LNP research and development platform. For our lead program, OTX-2002, we have licensed LNP technology from Acuitas Therapeutics, Inc., or Acuitas, a company with extensive LNP intellectual property and a track record of collaborating and developing LNPs for clinical use. We believe our collaboration with Acuitas will provide significant formulation and manufacturing expertise that will facilitate the transfer of processes for LNP formulation of mRNA under cGMP standards to CDMOs. We are also in the process of engaging additional highly experienced CDMOs to manufacture our product candidates.

We believe that we have sufficient manufacturing capacity through our third-party CDMOs and current internal facilities to meet our current research, preclinical, and clinical material needs. We believe that the current manufacturing capacity established externally, together with the internal capacity and our planned manufacturing facility will be sufficient to meet our anticipated needs for the next several years. We monitor the capacity availability for the manufacture of drug substance and drug product and believe that our supply agreements with our CDMOs and the lead times for new material supply would allow us to access additional capacity to meet our anticipated needs. We also believe that our product can be manufactured at a scale and with production and procurement efficiencies that will result in commercially competitive costs.

Competition

As an early-stage biotechnology company, we face competition from a wide array of companies in the pharmaceutical and biotechnology industries. This competition includes both small companies and large companies with greater financial and technical resources and longer operating histories than our own. We also compete with the intellectual property, technology, and product development efforts of academic, governmental, and private research institutions.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly if they establish collaborative arrangements with large companies.

The key competitive factors affecting the success of any products that we develop, if approved, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors may also obtain U.S. Food and Drug Administration, or FDA, or other regulatory approval for their products more rapidly than we may obtain approval for ours, and may commercialize products more quickly than we do.

We are aware of only two other companies that have recently formed to develop epigenomic therapies: Chroma Medicines and Tune Therapeutics. In addition, we expect to compete with companies developing technologies that focus on gene-expression control using various technologies, such as CRISPR gene editing, gene therapies, non-coding RNA therapeutics, and small molecule epigenetics. These companies include: Alnylam Pharmaceuticals, Inc., Beam Therapeutics Inc., Biogen Inc., Constellation Pharmaceuticals, Inc., CRISPR Therapeutics AG, Editas Medicine Inc., Epizyme Inc., Ionis Pharmaceuticals, Inc., Intellia Therapeutics, Inc., Janssen Pharmaceutical Companies of Johnson & Johnson, Pfizer Inc., and Sangamo Therapeutics Inc.

Further, while we are not aware of other companies developing epigenomic controllers and modulating gene-expression pre-transcriptionally for the treatment of either HCC or NSCLC, several companies are developing therapeutics that use gene-expression control for the treatment of HCC or NSCLC, including Ionis Pharmaceuticals, Inc., AstraZeneca plc, Alnylam Pharmaceuticals, Inc. / Ascletis Pharma Inc. and Bio-Path Holdings, Inc., which are developing anti-sense inhibitors, Nitto Denko Corporation and Simaomics, Inc., which are developing siRNA inhibitors, InteRNA Technologies B.V. which is developing micro-RNA mimic therapies, Momotaro-Gene Inc. and Genprex, Inc., which are developing gene therapy approaches, and MiNA Therapeutics Limited, which is developing a small activating RNA therapy.

These technologies, along with other modalities, such as small molecules and biologics, may be used to develop therapeutic candidates that would compete against our current, and potentially future, product candidates. In addition, we expect any OECs we develop to compete with established therapeutic treatments, if any, in their target indication.

Intellectual Property

We believe our intellectual property estate is a strategic asset that has the potential to provide us with a competitive advantage. We strive to protect our proprietary technology, inventions and improvements that are commercially important to our business, including pursuing, maintaining, defending, and asserting patent rights, whether developed internally or licensed from third parties. Our policy and practice is to protect our proprietary position by various methods, including filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology (e.g., OMEGA platform, OECs, delivery and manufacturing technology), inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates. We continue to innovate and pursue in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of epigenetic medicine. We additionally rely on data exclusivity, market exclusivity and patent term extensions when available and plan to seek and rely on regulatory protection afforded through orphan drug designations for our therapeutic products. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

Our wholly owned and in-licensed patent portfolio cover various aspects of the OMEGA platform, including, manufacturing, delivery, OECs and our therapeutic programs. Our patent portfolio also covers our product candidates that are in development. As of December 31, 2021, our patent portfolio consists of 28 patent families, including 40 pending U.S. patent applications (including provisional applications), 90 pending foreign patent applications in Europe, Australia, Canada, China, Hong Kong, Mexico, and Japan, and nine owned or in-licensed Patent Cooperation Treaty (PCT) applications that have not entered national phase. Any US or foreign patents issuing from or claiming priority to the patent applications in our patent portfolio will expire between 2036 and 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Our objective is to continue to expand our patent portfolio to protect our proprietary technology (including the OMEGA platform, OECs, delivery and manufacturing technology), inventions, improvements and current and future product candidates. Our patent portfolio currently does not include any granted patent covering any of our product candidates.

Further details of the products and technology areas covered by our intellectual property portfolio are described below.

OMEGA Platform-related intellectual property

Our intellectual property portfolio includes know-how and patent rights directed to the OMEGA platform and delivery technology developed internally and in-licensed exclusively or co-exclusively from the Whitehead Institute for Biomedical Research, or WIBR, and Flagship Pioneering Innovations V., Inc., or Flagship.

The intellectual property portfolio for our OMEGA platform technology is comprised of patent rights directed to compositions and methods of using OECs; methods and compositions for upregulating or downregulating gene expression by targeting IGDs; compositions for modulating gene expression by targeting IGDs with epigenetic effectors, physical disruptors and genetic modifiers; and methods for identifying and interrogating IGDs. The portfolio relates broadly to our existing product candidates and those we may develop in the future and the indications we target or may target in the future. We in-license the patents and patent applications related to our OMEGA platform from WIBR and from Flagship. As of December 31, 2021, we in-licensed one issued U.S. patent, 12 non-provisional U.S. patent applications and five provisional U.S. patent applications; four PCT patent applications; and 24 foreign patent applications in Europe, Australia, Canada, China, Hong Kong, Japan, and Mexico. We expect patents issuing from or claiming priority to these pending applications, if any, to expire between 2036 and 2042, excluding any patent term adjustments or extensions. The foregoing account of our patent rights does not include rights to patents and patent applications owned by Acuitas and in-licensed to Omega pursuant to a non-exclusive license agreement.

The patent portfolio for our delivery technology is comprised of patent applications directed to LNP formulations and cell penetrating polypeptide compositions and their uses. We own certain of the patent applications related to our delivery technology and in-license certain of the patent applications from Flagship. As of December 31, 2021, we owned or in-licensed one provisional U.S. patent applications, one nonprovisional U.S. patent application, and one PCT application. We expect patents issuing from or claiming priority to these pending applications, if any, to expire between 2037 and 2042, excluding any patent term adjustments or extensions.

Disease-related intellectual property

The disease-related patent rights in our intellectual property portfolio provide coverage for OECs that specifically address certain conditions and the associated disease states. The disease-related patent applications for our lead programs include those described below. Each of the disease-related patent applications described below is either wholly owned by us or is exclusively or co-exclusively licensed from WIBR or Flagship.

MYC

Our OTX-2002 program targets the c-Myc family oncogene. We have developed OECs that downregulate c-Myc for the treatment of HCC. We also have a program designed to reduce the expression of c-Myc to treat NSCLC. As of December 31, 2021, we in-licensed from WIBR and Flagship one U.S. non-provisional patent application, two foreign patent applications in Europe and Hong Kong, and one PCT application related to OEC compositions of matter, methods of treating c-Myc related cancers and methods of modulating c-Myc expression. We expect patents issuing from or claiming priority to these pending patent applications, if any, to expire between 2037 and 2041, excluding any patent term adjustments or extensions.

CXCL1, 2, 3, and IL-8

We are developing OEC candidates to reduce expression of the CXCL1, 2, 3, and IL-8 gene cluster. The program is designed to reduce expression of chemokines that are over-expressed in a broad range of inflammatory disorders, including rheumatoid arthritis, gout, neutrophilic asthma, and ARDS. We are currently developing OEC candidates that target a key CTCF binding site of the CXCL 1-3/IL-8 IGD. As of December 31, 2021, we in-licensed from Flagship one PCT application relating to OEC compositions that target the CXCL 1-3/IL-8 IGD, and methods of treating inflammatory disorders, including rheumatoid arthritis. We expect patents claiming priority to this pending patent application, if any, to expire in 2041, excluding any patent term adjustments or extensions.

HNF4a

Our liver regeneration program targets the master transcriptional regulator HNF4a. We have developed OEC candidates that increase expression of HNF4a to restore liver-cell function in patients with severe liver dysfunction. As of December 31, 2021, we owned one U.S. non-provisional patent application and one PCT application related to OEC compositions of matter and methods of treating liver disease. We expect patents issuing from these pending patent applications, if any, to expire in 2040, excluding any patent term adjustments or extensions.

Other Disease Areas

In addition to our disease programs listed above, we also have patent applications relating to novel OEC compositions and their use for treating additional disorders that would benefit from upregulation or downregulation of gene expression. As of December 31, 2021, we owned one PCT patent application directed to compositions and methods of treatments for neurological disorders. We expect patents issuing from or claiming priority to these pending applications, if any, to expire between 2040 and 2042, excluding any patent term adjustments or extensions. As of December 31, 2021, we owned one PCT patent application directed to compositions and methods of treatment for metabolic disorder. We expect patents claiming priority to this pending application, if at all, to expire in 2040, excluding any patent term adjustments or extensions. As of December 31, 2021, we in-licensed from WIBR and Flagship two U.S. non-provisional patent applications and one European patent application directed to compositions and methods of treatment for cancer. We expect any patents issuing from these pending applications, if any, to expire between 2036 and 2039, excluding any patent term adjustments or extensions. As of December 31, 2021, we owned one PCT patent application directed to compositions and methods of treatment for inflammatory disorders. We expect patents claiming priority to this pending application, if at all, to expire in 2041, excluding any patent term adjustments or extensions. As of December 31, 2021, we owned one U.S. provisional patent application directed to compositions and methods of treatments for alopecia. We expect patents issuing from or claiming priority to this pending application, if any, to expire in 2042, excluding any patent term adjustments or extensions.

We intend to continually assess and refine our intellectual property strategy and file additional patent applications as we develop new platform technologies and product candidates.

License Agreements

We are a party to license agreements under which we license patents, patent applications, and other intellectual property from third parties. The licensed intellectual property covers, at least in part, methods and compositions for regulating gene expression by targeting IGDs. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.

License Agreement with Flagship

In March 2019, we entered into an agreement, or the Flagship Agreement, with Flagship, pursuant to which we (i) irrevocably and unconditionally assigned to Flagship all of our right, title and interest in and to certain foundational intellectual property conceived prior to the "Launch of the Company", which is defined as the earlier of our closing of the Series B financing or the first day of employment by our CEO (such foundational intellectual property, the Foundational IP) and (ii) obtained an exclusive, worldwide, royalty-bearing, sublicensable, transferable license from Flagship under such Foundational IP to develop, manufacture and commercialize any product or process or component thereof, the development, manufacturing and commercialization of which would infringe at least one valid claim of Foundational IP absent the license granted under the Flagship Agreement in the field of therapeutics during the term of the Flagship Agreement. In addition, Flagship irrevocably and unconditionally assigned to us all of its right, title and interest in and to any and all patents claiming any inventions conceived (i) solely by Flagship Pioneering, Inc., or Flagship Management, or jointly by Flagship Management and us, (ii) after the "Launch of the Company", and (iii) as a result of activities conducted pursuant to that certain managerial agreement with Flagship Management, or the Managerial Agreement, or other participation of Flagship Management in our affairs, but excluding Foundational IP. Foundational IP is directed, among other things, to the OMEGA platform, including to general methods and compositions (OECs) to modulate gene expression by targeting IGDs and specific compositions and methods directed to specific targets for the treatment of various disorders, such as MYC and CXCL1, 2, 3 & IL-8 related disorders. We utilize the rights granted by Flagship under the Flagship Agreement in our OMEGA platform and our therapeutic product candidates, including our therapeutic programs directed to MYC and CXCL1, 2, 3 & IL-8 programs. As of December 31, 2021, the Foundational IP was expected to expire between 2037 and 2042. The license granted to Foundational IP is contingent upon our compliance with our obligations under the Flagship Agreement. Our obligations under the Flagship Agreement include the use of commercially reasonable efforts to develop and commercialize licensed products and payments required under the Flagship Agreement, including royalties on net sales of the licensed products. Pursuant to the Flagship Agreement, we are obligated to pay Flagship, on a licensed product-by-licensed product and jurisdiction-by-jurisdiction basis, royalties in the low single-digit percentage on net sales of licensed products. We are solely responsible for the clinical development of any product candidates we develop based on the Foundational IP. Under the Flagship Agreement, Flagship retains the right to practice Foundational IP within the field of therapeutics solely for non-commercial research and development purposes and to perform its duties under the Managerial Agreement.

The Flagship Agreement will terminate on the last to expire royalty term, which will expire, on a licensed product-by-licensed product and jurisdiction-by-jurisdiction basis, upon the expiration of the last valid claim of any Foundational IP covering such licensed product. Upon expiration of the royalty term with respect to a licensed product in any jurisdiction and payment in full of all amounts owed under the Flagship Agreement for such licensed product, the license granted to us will automatically convert into a non-exclusive, fully paid up license for such licensed product in such jurisdiction. We have the right to terminate the Flagship Agreement in its entirety for convenience upon 60 days of written notice. Either party may terminate the Flagship Agreement upon a material breach by the other party that is not cured within 30 days after receiving written notice. Also, Flagship may terminate (i) upon 30 days’ written notice if we cease to carry on our business with respect to the rights granted in the Flagship Agreement, (ii) upon written notice if we experience an event of bankruptcy, or (iii) immediately upon written notice if we challenge the validity, patentability, or enforceability of any Foundational IP or participate in any such challenge. If Flagship determines that we have not used commercially reasonable efforts to develop and commercialize a licensed product in a specific sub-field within the licensed field, Flagship has the right to terminate the license, on prior written notice, with respect to such licensed product in such sub-field. However, in such event, we may retain our license with respect to such licensed product and sub-field if Flagship approves a written plan for development and commercialization.

Exclusive and Co-Exclusive License Agreements with WIBR

In May 2019, we and WIBR entered into an exclusive license agreement, or the WIBR Exclusive Agreement. Under the WIBR Exclusive Agreement, we received an exclusive, worldwide, royalty-bearing,

sublicensable license under certain patent rights owned or controlled by WIBR to research, make, have made, use, sell, offer to sell, lease and import products and to perform and have performed licensed processes in the field of human and animal therapeutics and diagnostics. The licensed patents under the WIBR Exclusive Agreement are directed to, among other things, methods and compositions for modulating gene expression in IGDs.

In May 2019, we also entered into a co-exclusive license agreement with WIBR, or the WIBR Co-Exclusive Agreement. Under the WIBR Co-Exclusive Agreement, we received a co-exclusive, worldwide, royalty-bearing, sublicensable license under certain patent rights owned or controlled by WIBR to research, make, have made, use, sell, offer to sell, lease and import products and to perform and have performed licensed processes in the field of human and animal therapeutics and diagnostics. Our co-exclusive rights under the WIBR Co-Exclusive Agreement will become exclusive if the co-exclusive license agreement between WIBR and the co-exclusive licensee is terminated at any time for any reason. The licensed patents under the WIBR Co-Exclusive Agreement are directed to, among other things, methods and compositions for modulating gene expression through targeting IGDs. The WIBR Exclusive Agreement and the WIBR Co-Exclusive Agreement are collectively referred to as the WIBR Agreements.

Under the WIBR Agreements, WIBR retains the right to practice the licensed patents for research, teaching, and other educational purposes, including use in third-party sponsored research, and to grant non-exclusive licenses to other academic and not-for-profit research institutes solely for non-commercial research, teaching, and other educational purposes.

The licenses granted to us under the WIBR Agreements are subject to certain preexisting rights held by the U.S. government. The U.S. government retains certain rights under applicable law with respect to licensed patents that arose from federal research funding. The license granted to us under the WIBR Agreements is further subject to certain preexisting rights held by a certain third party who is a party to a certain sponsored research agreement, or SRA, with WIBR. Under the SRA, WIBR covenanted not to sue said third party if certain inventions arising under the SRA, or SRA inventions, are dominated by the licensed patents and we are thereby excluded from asserting any patent rights licensed from WIBR that cover the SRA inventions against said third party. Furthermore, beginning five years after the effective date of the WIBR Exclusive Agreement, if WIBR or we receive a request from a third party for a sublicense under the licensed patent rights to make, have made, use, sell, offer to sell, or import a product or process that is not directly competitive with a licensed product or licensed process then offered for sale or in bona fide research or development by or on behalf of us, we must either (i) enter into a good faith negotiation toward granting a non-exclusive sublicense limited to the third party’s proposed field and proposed product, or (ii) at our election, submit a plan for WIBR’s approval for development of the proposed product, which approval must not be unreasonably withheld.

Under the WIBR Exclusive Agreement, we are required to pay WIBR an annual license maintenance fee in the mid five figures. WIBR is also entitled to receive potential clinical and regulatory milestones up to $1.7 million in the aggregate for each of the first three licensed products (excluding backup products). During the year ended December 31, 2021, we incurred approximately $0.1 million of expenses, consisting of license maintenance fees, reimbursable patent costs and milestone payment, under the WIBR Exclusive Agreement. With respect to the sale of licensed products by us, our affiliates or our sublicensees, WIBR is entitled to receive a low single-digit percentage royalties on net sales of licensed products until, on a country-by-country basis, the expiration or abandonment of the patent rights. We are entitled to certain customary reductions and offsets on these royalties with respect to a licensed product in a given country. If we sublicense our rights to develop or commercialize a licensed product under the WIBR Exclusive Agreement, WIBR is entitled to a percentage of non-royalty payments that we receive from our sublicenses, ranging from zero to the low double-digits, depending on the stage of development our licensed products at the time such sublicense is executed.

Unless earlier terminated, the WIBR Exclusive Agreement will remain in effect until the expiration or abandonment of all licensed patent rights. We may terminate the WIBR Exclusive Agreement at our convenience following written notice to WIBR. Either party may terminate the WIBR Exclusive Agreement for an uncured material breach of the other party. WIBR may also terminate the WIBR Exclusive Agreement in the event that Omega ceases to carry on its business. The last to expire patent under the WIBR Exclusive Agreement, if issued, is expected to expire in 2038.

Under the WIBR Co-Exclusive Agreement, we are required to pay WIBR an annual license maintenance fee in the low to mid five figures. WIBR is also entitled to receive potential clinical, regulatory, and sublicensing milestones up to $1.9 million in the aggregate for each of the first three licensed products (excluding backup products). During the year ended December 31, 2021, we incurred less than $0.1 million of expenses, consisting of license maintenance fees and reimbursable patent costs, under the WIBR Co-Exclusive Agreement. With respect to the sale of licensed products by us, our affiliates or our sublicensees, WIBR is entitled to receive a sub single digit percentage royalties on net sales of licensed products and low single digit percentage royalties on licensed services income until, on a country-by-country basis, the expiration or abandonment of the patent rights. We are entitled to certain customary reductions and offsets on these royalties with respect to a licensed product in a given country. If we sublicense our rights to develop or commercialize a licensed product under the WIBR Co-Exclusive Agreement, WIBR is entitled to a mid-five figure yearly payment for each such sublicense agreement that grants a sublicensee the right under the licensed patents.

Unless earlier terminated, the WIBR Co-Exclusive Agreement will remain in effect until the expiration or abandonment of all licensed patent rights. We may terminate the WIBR Co-Exclusive Agreement at our convenience following written notice to WIBR. Either party may terminate the WIBR Co-Exclusive Agreement for an uncured material breach of the other party. WIBR may also terminate the WIBR Co-Exclusive Agreement in the event that we cease to carry on our business. The last to expire patent under the WIBR Co-Exclusive Agreement, if issued, is expected to expire in 2037.

Agreements with Acuitas

Development and Option Agreement

In October 2020, we and Acuitas entered into a development and option agreement, or the Acuitas Option Agreement. Under the Acuitas Option Agreement, the parties agreed to jointly develop certain products combining our gene modulating therapeutics with Acuitas’s LNPs. Each party granted the other party a worldwide, non-exclusive, royalty-free license under its proprietary technology to conduct the joint research. We will pay Acuitas’s personnel costs and external expenses incurred in performing research in accordance with a work plan under the Acuitas Option Agreement. Under the Acuitas Option Agreement, Acuitas granted us options to obtain non-exclusive, worldwide, sublicensable licenses under Acuitas’s patent rights and know-how related to LNP technology, or Acuitas LNP Technology, with respect to two specified targets (e.g., OEC constructs), or Reserved Targets, to develop and commercialize one or more therapeutic products including mRNAs that encode the Reserved Targets. For each option and Reserved Target, we are obligated to pay an annual technology access fee and target reservation and maintenance fees collectively in the low-mid six figures until such Reserved Targets is removed from the Reserved Target list or until we exercise an option with respect to such Reserved Target. On exercise of the first option, we are required to pay a $1.5 million option exercise fee after execution of the first non-exclusive license. On exercise of the second option, we are required to pay a $1.75 million option exercise fee after execution of the second non-exclusive license. During the year ended December 31, 2021, we incurred total expenses of $1.9 million under the Acuitas Option Agreement, consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, the material costs and the reimbursable costs.

Unless earlier terminated, the Acuitas Option Agreement will remain in effect until the first to occur of (1) both options being exercised, and (2) three years from the effective date, except that we can choose to extend the three year term for an additional two years. Either party may terminate the Acuitas Option Agreement for an uncured material breach of the other party or upon the other party’s bankruptcy or a similar event. We may terminate the Acuitas Option Agreement at our convenience following written notice to Acuitas. The last to expire patent under the Acuitas Option Agreement, if issued, is expected to expire in 2041.

License Agreement

In March 2021, we exercised the first option under the Acuitas Option Agreement and entered into a non-exclusive license agreement with Acuitas, or the Acuitas License Agreement. In connection with the execution of the Acuitas License Agreement, we incurred an expense of $1.5 million for the option exercise fee. Acuitas granted us a non-exclusive, worldwide, sublicensable license under the Acuitas LNP Technology to research, develop, manufacture, and commercially exploit products consisting of our OTX-2002 gene modulating therapeutics and Acuitas’s LNPs. The last to expire patent under the Acuitas License Agreement, if issued, is expected to expire in 2041. Under the Acuitas License Agreement, we are required to pay Acuitas an annual license maintenance fee in the high six figures until we achieve a particular development milestone. Acuitas is entitled to receive potential clinical, regulatory, and commercial milestone payments of up to $18.0 million in the aggregate. With respect to the sale of each licensed product by us, our affiliates or our sublicensees, Acuitas is entitled to receive low single digit percentage royalties on net sales of the licensed product in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product, or Royalty Term. We are entitled to certain royalty reductions and offsets with respect to each licensed product in a given country if no licensed patents cover the licensed product or if we are required to obtain rights to third party patents that relate to LNP technology.

Unless earlier terminated, the Acuitas License Agreement will remain in effect until the expiration of the last-to-expire Royalty Term. Either party may terminate the Acuitas License Agreement for an uncured material breach of the other party upon the other party’s bankruptcy or a similar event. We may terminate the Acuitas License Agreement at our convenience following written notice to Acuitas.

Government Regulation

We are subject to extensive regulation. We expect our product candidates to be regulated as biologics. Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products.

U.S. biological products development process

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•
completion of extensive nonclinical, sometimes referred to as preclinical laboratory tests, and preclinical animal trials and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices, or GLPs;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice, or GCP, regulations and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
•
submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•
potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
•
FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

In addition to the IND submission process, sponsors of certain human clinical trials of cells containing recombinant or synthetic nucleic acid molecules, including human gene transfer studies, are subject to evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution, pursuant to the National Institutes of Health’s Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. The IBC assesses the safety of the research and identifies any potential risk to the public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The biological product candidate is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•
Phase 2. The biological product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the

FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients.

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the physical characteristics of the biological product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. review and approval process

After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal trials, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act, or FDASIA, requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP requirements to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product candidate. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant interprets the same data. If the FDA decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

One of the performance goals agreed to by the FDA under the PDUFA is to review 90% of standard BLAs in 10 months from the filing date and 90% of priority BLAs in six months from the filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug or biologic was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited development and review programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the product may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For new-molecular-entity NDAs and original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

In 2017, the FDA established a new regenerative medicine advanced therapy, or RMAT, designation as part of its implementation of the 21st Century Cures Act. The RMAT designation program is intended to fulfill the 21st Century Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug or biologic that meets the following criteria: (i) the drug or biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug or biologic is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug or biologic has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites.

Fast track designation, breakthrough therapy designation, priority review, accelerated approval, and RMAT designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-approval requirements

Biologics are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements up. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•
product seizure or detention, or refusal of the FDA to permit the import or export of products;

•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and exclusivity

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Government regulation outside of the United States

Our product candidates will be subject to similar laws and regulations imposed by jurisdictions outside of the United States, and, in particular, the European Union, or EU, which may include, for instance, clinical trials, marketing authorization, post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. In addition, ethical, social and legal concerns about gene-editing technology, gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before

January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future product candidates in the EU, and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational chemical or biological product under EU regulatory systems, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Product for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of product candidates, such as (i) medicinal product derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicinal product, (iii) ATMPs such as gene therapy, somatic cell therapy or tissue-engineered medicines and (iv) medicinal product containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•
The Committee for Advanced Therapies, or CAT, is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a MAA is submitted. The CAT’s opinion is then taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs.
•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the above described procedures, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Under the centralized procedure and in exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the Priority Medicines, or PRIME, scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and marketing exclusivity. In the EU, new product candidates authorized for marketing, or reference product candidates, generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The overall 10-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Pediatric development

In the EU, MAAs for new medicinal product candidates not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for a six-month supplementary protection certificate extension or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity is granted.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. In the EU, a medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically-debilitating condition; (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

In the EU, an application for designation as an orphan product must be submitted before the MAA. Orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means during this period, the regulatory authorities cannot accept another MAA, or grant an MA or accept an application to extend an MA, for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan drug destination, including where the prevalence of the condition has increased above the threshold or it is judged that the product is sufficiently profitable not to justify maintenance of market exclusivity. Granting of an authorization for another similar orphan medicinal product can happen at any time if: (i) the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior, (ii) the applicant cannot supply sufficient quantities of the orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application. A company may voluntarily remove a product from the orphan register.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or UK, left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement, or TCA, and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain, or GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019, or the Exit Regulations.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer cannot use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer cannot use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and transparency laws and regulations with respect to drug pricing and payments and other transfers of value made to physicians and other health care providers. Violations of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance, exclusion from participation in federal and state healthcare programs and imprisonment.

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing coverage and reimbursement for medical products, drugs and services. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

The U.S. government, state legislatures and foreign governments have also continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform

In the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:

•
increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;
•
required collection of rebates for drugs paid by Medicaid managed care organizations;
•
required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and
•
imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services.

Data Privacy & Security

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. As our operations and business grow, we may become subject to or affected by U.S. federal and state laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder , or collectively, HIPAA, that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain state and non-U.S. laws, such as the European Union General Data Protection Regulation, or GDPR, govern the privacy and security of personal data, including health-related data, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees

As of December 31, 2021, we had 79 full-time employees and 1 part-time employee.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2016 under the name VL42, Inc.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K, in evaluating our company. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, and the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

We have incurred significant net losses since our inception, including net losses of $68.3 million and $29.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $134.5 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for clinical trials of our product candidates.

We expect to continue to incur significant additional net losses for the foreseeable future as we seek to advance product candidates through clinical development, continue preclinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. In order to obtain United States Food and Drug Administration, or FDA, approval to market any product candidate in the United States, we must submit to the FDA a Biologics License Application, or BLA, demonstrating to the FDA’s satisfaction that the product candidate is safe and effective for its intended use(s). Foreign regulatory authorities impose similar requirements. This demonstration requires significant research and extensive data from animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if or as we:

•
continue our research and development efforts and submit INDs, or similar foreign applications, for our product candidates;
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

The net proceeds from our IPO and our existing cash, cash equivalents and marketable securities as of December 31, 2021 will not be sufficient to fund all of our efforts that we plan to undertake. Based on our current operating plan, we believe that the net proceeds from the IPO, together with our cash, cash equivalents and marketable securities as of December 31, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because all of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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
•
the costs of pre- and post-commercialization activities for any approved product, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;
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

As of December 31, 2021, we had $20.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is September 30, 2025, and we will be required to begin repayment of the loan in 24 equal monthly payments beginning on September 30, 2023. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Pursuant to the terms of the Loan Agreement, interest payment on the outstanding term loan is less than $0.1 million per month, and we are required to pay a success fee of up to $0.2 million upon the occurrence of a specified liquidity event. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We have not generated any product revenue and may never be profitable.

Our ability to become profitable depends upon our ability to generate product revenue. To date, we have not generated any product revenue and do not expect to generate significant product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. All of our product candidates are in the preclinical stages of development and will require additional preclinical studies and clinical development, regulatory review and approval, a secure manufacturing supply, established sales capabilities for commercialization, substantial investment and sufficient funds, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate product revenue depends on a number of factors, including:

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

Our success depends on the OMEGA platform technology which is a novel technology. As such, it is difficult to accurately predict the preclinical and clinical developmental challenges we may incur for our programs and product candidates as they proceed through product discovery or identification, preclinical studies, and clinical trials. In addition, because we have not commenced clinical trials of any of our pipeline product candidates, we have not yet been able to assess the safety or efficacy of our technology in humans and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Given the novelty of our technology platform, there can be no assurance as to the length of preclinical work, clinical development, the number of patients that FDA or comparable foreign regulatory authority may require to be enrolled in clinical trials to establish the safety and efficacy, purity and potency of our product candidates, or that the data generated in these clinical trials will be acceptable to the FDA or comparable foreign regulatory authorities to support marketing approvals. The FDA and comparable regulatory authorities may take longer than usual to come to a decision on any biologics license application, or BLA, or foreign marketing application, that we submit and may ultimately determine that there is not adequate data, information, or experience with our product candidate to support approval. The FDA or comparable foreign regulatory authorities may also require that we conduct additional post-marketing studies or implement risk management programs, such as a risk evaluation and mitigation strategy, or REMS, or similar risk management measures, until more experience with our product candidates are obtained. Each of these factors could increase our expected development costs, and delay, prevent, or limit the scope of any commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted or approved by the FDA and comparable foreign regulatory authorities. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone, or in combination with other therapies.

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

All of our programs are in preclinical development and we have identified only one lead development candidate to date. Before we can initiate clinical trials for a development candidate, we must complete extensive preclinical studies, including IND-enabling good laboratory practices, or GLP, and equivalent requirements outside the United States, toxicology testing. Preclinical development is uncertain, including due to variability in the disease models used. We may not identify development candidates with the treatment activity or safety characteristics required to advance them into further preclinical studies or results from preclinical studies of initially promising development candidates may not support further testing. We must also complete extensive work on Chemistry, Manufacturing, and Controls, or CMC, activities (including yield, purity and stability data) to be included in any IND or similar foreign filing. CMC activities for a new class of medicines such as epigenomic controllers require extensive manufacturing processes and analytical development, which is uncertain and lengthy. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept the results of our preclinical testing or our proposed clinical programs or if the outcome of our preclinical testing, studies, and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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
•
delays in manufacturing, testing, releasing, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing;
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

Clinical trials must be conducted in accordance with the legal requirements, regulations, or guidelines of the FDA and other applicable regulatory authorities, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board, or DSMB, for such trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, expensive, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be seriously harmed.

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

Even if we eventually complete clinical trials and obtain approval of a BLA or foreign marketing application for our product candidates, the FDA, or comparable foreign regulatory authorities may grant approval contingent on the performance of costly additional trials, including Phase 4 clinical trials, and/or the implementation of a REMS or similar risk management measures, which may be required to ensure the benefits of the drug outweigh its risks after approval. The FDA or comparable foreign regulatory authorities may also approve a product candidate for a more limited indication or patient population than we originally requested. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate, and would materially adversely impact our business and prospects.

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
•
we may be required to create a REMS or similar risk management measures which could include a medication guide outlining the risks of such side effects for distribution to patients;
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

We have never obtained regulatory approval for, or commercialized any product candidate. It is possible that the FDA may refuse to accept any or all of our planned BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned BLAs, it may require that we conduct additional costly clinical trials, preclinical studies or CMC studies before it will reconsider our applications. Depending on the extent of these or any other FDA- required studies, approval of any BLA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any BLA or other application that we submit. Similar risks may exist in foreign jurisdictions. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

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

In addition to using our platform for the discovery and development of our own product candidates, we collaborate with other biopharmaceutical and pharmaceutical companies in the discovery and development of our OEC. The technological landscape around artificial intelligence and precision drug design is characterized by significant enhancements and evolving industry standards. As a result, our and our collaborators’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our platform may become less competitive, and our collaborators could move to new technologies offered by our competitors, or engage in drug discovery themselves. We believe that because of the initial time investment required by many of our collaborators to reach a decision about whether to collaborate with us, it may be difficult to regain a commercial relationship with such collaborator should they enter into a partnership or collaboration agreement with a competitor. Without the timely introduction of new solutions and technological enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new technologies and markets to further broaden and deepen our capabilities and expertise in drug discovery and development. For example, to the extent we fail to timely introduce new and innovative technologies or solutions, adequately predict our collaborators’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.

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

We may pursue fast track, breakthrough, and regenerative medicine advanced therapy designation by FDA. These designations may not actually lead to a faster development or regulatory review or approval process, and they do not assure FDA approval of any product candidates we may develop.

FDA’s fast track, breakthrough, and regenerative medicine advanced therapy, or RMAT, programs are intended to expedite the development of certain qualifying products intended for the treatment of serious diseases and conditions. If a product candidate is intended for the treatment of a serious or life threatening condition and preclinical or clinical data demonstrate the product’s potential to address an unmet medical need for this condition, the sponsor may be eligible for FDA fast track designation. A product candidate may be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A product candidate may receive RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate has the potential to address an unmet medical need for such condition. While we may seek fast track, breakthrough, and/or RMAT designation, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A fast track, breakthrough, or RMAT designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw fast track, breakthrough, or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track, breakthrough, and/or RMAT designation alone do not guarantee qualification for the FDA’s priority review procedures.

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

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA, following its relocation to Amsterdam and related reorganization (including staff changes), may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The

FDA utilized this risk-based assessment system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the U.S. have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities, which could have a material adverse effect on our business. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect as of the date of this report through 2030, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

If the FDA or other regulatory authorities approve any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and record-keeping of our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submission of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and similar foreign requirements and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of biological products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities to ensure compliance with cGMP regulations and similar standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, any regulatory approvals that we may receive for our product candidates may contain significant limitations related to use restrictions for specified age groups, warnings, precautions, or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training, and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools.

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

In 1997, as part of the Food & Drug Administration Modernization Act, or FDAMA, Congress enacted a law that provides incentives to drug manufacturers who conduct studies of drugs in children. The law, which provides six months of exclusivity in return for conducting pediatric studies, is referred to as the pediatric exclusivity provision. If clinical studies are carried out by us that comply with the FDAMA, we may receive an additional six-month term added to any regulatory data exclusivity period and our patent term extension period, if received, on our product. However, if we choose not to carry out pediatric studies that comply with the FDAMA, or are not accepted by the FDA for this purpose, we would not receive this additional six-month exclusivity extension to our data exclusivity or our patent term extension.

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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the EU and the European Economic Area, or EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland), the GDPR. New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires certain disclosures to California individuals, affords such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our CROs or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. For example, on May 25, 2018, the GDPR went into effect and imposes strict requirements for processing the personal data of individuals within the EEA. For example, the GDPR applies extraterritorially, requires us to make detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, requires us to obtain valid consent for collecting and processing personal data (including data from clinical trials), requires the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides robust rights for data subjects, imposes mandatory data breach notification, imposes certain obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance, including policies, procedures, training, and data audit. The GDPR provides that EEA countries may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. For example, in 2016, the EU and United

States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union, or CJEU. While the CJEU upheld the adequacy of the standard contractual clauses, or SCC, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021.

Additionally, from January 2021, we have to comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover for violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. In September 2021, the United Kingdom government launched a consultation on its proposals for wide-ranging reform of United Kingdom data protection laws following Brexit. These changes may lead to additional costs and increase our overall risk exposure. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations, and financial condition.

We cannot assure you that our CDMOs, CROs or other third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations, and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage, and transmission of such information. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. If we or third-party CDMOs, CROs, or other contractors or consultants fail to comply with applicable federal, state, or local regulatory privacy requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing, and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security, or reputational damage. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND or by foreign regulatory authorities of a similar application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA or foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other FDA or foreign regulatory authorities requests, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect.

Commercialization of our product candidates will require additional preclinical and clinical development and regulatory and marketing approval. Our ability to conduct development or attain marketing approval will depend on the sufficiency of our financial and other resources to complete the necessary preclinical studies, IND-enabling studies or similar studies, and clinical trials and the successful enrollment in, and completion of, clinical trials.

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

We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Jurisdictions in addition to the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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
•
political unrest and wars, such as the developing conflict between Russia and Ukraine, which could delay or disrupt business activity, and if such political unrest escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors described in this Item 1A; and
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor, and other legal requirements imposed by both the EU and many of the individual EU member states with which we will need to comply. Many U.S.-based biotechnology companies have found the process of marketing their own products in the EU to be very challenging.

Certain legal and political risks are also inherent in foreign operations. There is a risk that foreign governments may nationalize private enterprises in certain countries where we may operate. In certain countries or regions, terrorist activities, political unrest and wars, such as the developing conflict between Russia and Ukraine, and the response to such activities may threaten our operations more than in the United States. Social and cultural norms in certain countries may not support compliance with our corporate policies, including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth. Additionally, the need to identify financially and commercially strong partners for commercialization outside the United States who will comply with the high manufacturing and legal and regulatory compliance standards we require is a risk to our financial performance. As we operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition, or results of operations.

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

We rely on third-party CDMOs of mRNA therapeutics and lipid excipients, a lipid that serves as the vehicle or medium for a drug or other active substance, to manufacture our preclinical and clinical supply of our OEC candidates. Vaccines to treat COVID-19 include mRNA vaccines and vaccines that utilize lipid excipients. Several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and more may be authorized in the coming months. As a result, there is unprecedented demand on these CDMOs to manufacture COVID-19 vaccines and capacity for non-COVID-19 vaccines is limited and may be further limited by the potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or manufacturing slots for the products needed for our planned clinical trials. While we are working to obtain sufficient supply of our OECs for our anticipated preclinical and clinical development, we may experience supply constraints and disruptions as manufacturers prioritize supply for COVID-19 vaccines over our OECs. If we are unable to obtain the supplies we need at a reasonable price or on a timely basis or in the amounts we desire, our ability to complete the development of our OEC candidates or, if we obtain regulatory approval for our OEC candidates, to commercialize them, could be materially adversely affected.

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP or similar foreign regulations for manufacturing our product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain authorization for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or a comparable foreign regulatory authority does not authorize these facilities for the manufacture of our product candidates or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension, or withdrawal of approvals, license revocation, seizures, or recalls of product candidates or drugs, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

In addition, the FDA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations, and prospects. Problems in our manufacturing process could restrict our ability to meet clinical and market demand for our products.

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

We have relied upon and plan to continue to rely upon third parties to conduct certain aspects of our preclinical studies and will depend on third parties to conduct our planned clinical trials and to monitor and manage data for our ongoing preclinical and planned clinical programs. We rely on these parties for execution of our preclinical studies and will rely on these parties for execution of our planned clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations or similar foreign regulations outside of the United States. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We are highly dependent on our management, including our Chief Executive Officer, Mahesh Karande, our Chief Scientific Officer, Thomas McCauley, our Chief Financial Officer, Roger Sawhney, and our Chief Medical Officer, Yan Moore. Due to the specialized knowledge each of our executive officers possesses with respect to our product candidates and our operations, the loss of service of any of our executive officers could delay development of our product candidates or adversely impact our business operations. We do not carry key person life insurance on any of our executive officers. In general, the employment arrangements that we have with our executive officers do not prevent them from terminating their employment with us at any time.

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

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.

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
•
expiration of market stand-off or lock-up agreements;
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

In addition, the stock market in general, and the Nasdaq Global Select Market, or Nasdaq, and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition, and results of operations.

Our executive officers, directors, and principal stockholders, if they choose to act together, will continue to have the ability to control all matters submitted to stockholders for approval.

Based on the number of shares of common stock outstanding as of March 4, 2022, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 71% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders would control the election of directors, the composition of our management and approval of any merger, consolidation, or sale of all or substantially all of our assets. This may prevent a change in our management or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of 34,678,733 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We also have registered all shares of common stock that we may issue under our equity compensation plans and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common shares that are held by non-affiliates to exceed $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•
reduced disclosure obligations regarding executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens in this Annual Report. In particular, in this Annual Report, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, in our second annual report due to be filed with the SEC after becoming a public company, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a low-revenue smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $125.8 million and $123.0 million, respectively, which may be available to offset future taxable income, if any. As of December 31, 2021, we also had federal and state research and development credit carryforwards of $3.4 million and $2.8 million, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

General Risks

Our business and operations may suffer in the event of system failures, deficiencies, or intrusions which could materially affect our results.

Our information technology systems, as well as those of our CROs and other contractors and consultants, are vulnerable to failure or damage from computer viruses and other malware (e.g., ransomware), unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes), terrorism, war, fire, and telecommunication or electrical failures. In the ordinary course of our business, we directly or indirectly collect, store, and transmit sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data, and health-related information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to human error (e.g., social engineering, phishing), a technical vulnerability, malfeasance, or other disruptions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, or breaches in our systems or those of our CDMOs, CROs and other contractors and consultants.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or our critical third parties’ operations, it could result in a material disruption of our product candidate development programs, our operations and ultimately, our financial results. For example, the loss of preclinical studies or clinical trial data from completed, ongoing, or planned studies or trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential, or proprietary information, we could incur liability and the further development of our product candidates could be delayed. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We occupy office and laboratory space in Cambridge, Massachusetts under a shared space arrangement that expires in July 2023. We have entered into a lease agreement with ARE-MA Region No. 94, LLC for office and laboratory space in Cambridge, Massachusetts, which is currently being built out. We currently anticipate commencing this lease at the earliest in late 2022 upon completion of construction. Upon completion of construction and our commencement of our occupancy within the space, the lease will expire in 2037, subject to certain extension rights. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Mahesh Karande	49	President, Chief Executive Officer and Director
Roger Sawhney, M.D.	52	Chief Financial Officer
Thomas McCauley, Ph.D.	53	Chief Scientific Officer
Yan Moore, M.D.	55	Chief Medical Officer
Non-Employee Directors
Noubar B. Afeyan, Ph.D.	59	Chairman of the Board of Directors
David A. Berry, M.D., Ph.D.	44	Director
Luke M. Beshar	63	Director
Elliott M. Levy, M.D.	63	Director
John Mendlein, Ph.D., J.D.	62	Director
Mary T. Szela	58	Director
Richard A. Young, Ph.D.	67	Director

Executive Officers

Mahesh Karande has served as the President and Chief Executive Officer and as a member of our board of directors since June 2019. From April 2018 to March 2019, Mr. Karande served as President and CEO of Macrolide Pharmaceuticals (subsequently Zikani Pharmaceuticals). From March 2010 to April 2017, Mr. Karande held senior leadership roles at Novartis, including VP and Franchise Head, US Oncology, President Novartis Africa and President Novartis Egypt. Mr. Karande holds an M.B.A. from the Wharton School, University of Pennsylvania. He is also a graduate of the Georgia Institute of Technology where he completed his M.S. in engineering and the University of Bombay where he completed his undergraduate studies in engineering. We believe that Mr. Karande’s extensive life science and leadership experience qualifies him to serve on our board of directors.

Roger Sawhney, M.D., has served as the Chief Financial Officer of our company since May 2020. From September 2018 to February 2020, Dr. Sawhney served at KKR & Co., a global investment firm, as Director of its healthcare investment platform in the Americas where his work focused on investments across private and growth equity in the healthcare sector. From August 2009 to August 2012, Dr. Sawhney served as Senior Vice President and Head of Global Corporate Strategy for Novartis AG, as well as Senior Vice President of Corporate Strategy and Business Development for Outcome Health from February 2017 to February 2018. Dr. Sawhney has also served as Partner with Bain & Company from August 2012 to February 2017 and the Boston Consulting Group where he managed numerous client engagements across the life sciences, med-tech and digital health sectors. Dr. Sawhney holds an M.D. from Harvard Medical School and a BA in Economics from Stanford University.

Thomas McCauley, Ph.D., has served as the Chief Scientific Officer of our company since July 2019. From September 2018 to July 2019, Dr. McCauley served as Chief Scientific Officer of Macrolide Pharmaceuticals (subsequently Zikani Therapeutics) and as Chief Scientific Officer of Translate Bio (formerly RaNA Therapeutics) from September 2016 to April 2018. From April 2010 to August 2016, Dr. McCauley served as vice president and head of Global Nonclinical Development at Shire Pharmaceuticals, where he contributed to the development and global approvals of many of Shire’s products, including Replagal® for Fabry disease, Vpriv® for Gaucher disease, Elaprase® for Hunter syndrome, Firazyr® for hereditary angioedema and Xiidra® for dry eye disease. Dr. McCauley holds a Ph.D. from the University of Alabama at Birmingham and a B.S. and M.Eng. from Cornell University.

Yan Moore, M.D., has served as the Chief Medical Officer of our company since January 2022. From September 2018 to December 2021, Dr. Moore served as Senior Vice President, Head of Oncology Therapeutic Area at Ipsen Pharmaceuticals. From September 2016 to September 2018, Dr. Moore was the Chief Medical Officer and Senior Vice President of Clinical Development and Research and Development at Anchiano Therapeutics (previously BioCanCell Therapeutics). Earlier in his career, Dr. Moore held various roles of increasing responsibility spanning global medical affairs and clinical development at Ariad, Sanofi, GlaxoSmithKline and Bristol Myers-Squibb. As a clinician, Dr. Moore spent time at Sapir Medical Center, Meir Hospital and Edith Wolfson Medical Center. Dr. Moore received his Medical degree and Bachelor of Medical Sciences from the Sackler School of Medicine at Tel Aviv University, Master of Business Administration from the LeBow College of Business at Drexel University, and completed the Advanced Management Program at Harvard Business School.

Non-Employee Directors

Noubar B. Afeyan, Ph.D., is a co-founder and has served as Chairman of our board of directors since 2016. In 1999, Dr. Afeyan founded Flagship Pioneering and serves as its Senior Managing Partner and Chief Executive Officer. Since 2010, Dr. Afeyan has served as Chairman of Moderna, Inc. and since 2013 has served on the board of directors of Rubius Therapeutics, Inc., both publicly traded companies. He has previously served on the boards of numerous privately and publicly held companies, including Evelo Biosciences, Inc., Kaleido Biosciences, Inc. and Seres Therapeutics, Inc. He received a Ph.D. in biochemical engineering from the Massachusetts Institute of Technology and a B.S. in chemical engineering from McGill University. Dr. Afeyan was previously a visiting lecturer of business administration at Harvard Business School and was previously a senior lecturer at MIT’s Sloan School of Management where he taught courses on technology-entrepreneurship, innovation and leadership. We believe that Dr. Afeyan’s significant experience co-founding, leading, and investing in numerous biotechnology companies make him qualified to serve on our board of directors.

David A. Berry, M.D., Ph.D., has served as a member of our board of directors since August 2017. Dr. Berry has also served in roles of increasing responsibility at Flagship Pioneering Inc. since January 2005, most recently as General Partner. He previously served as a director of Axcella Health, Inc. and Evelo Biosciences, Inc. He holds an M.D. from Harvard Medical School, a Ph.D. in biological engineering from the Massachusetts Institute of Technology Biological Engineering Division and a B.S. in brain and cognitive sciences from the Massachusetts Institute of Technology. We believe that Dr. Berry’s extensive experience in the life sciences industry qualifies him to serve on our board of directors.

Luke M. Beshar has served as a member of our board of directors since May 2021. Mr. Beshar has over 30 years of experience in executive leadership and chief financial officer roles principally for publicly traded and privately held pharmaceutical companies. Mr. Beshar has served as chairperson of the board of directors since January 2020 and as a member of the board of directors since October 2018 of Protara Therapeutics, a publicly traded immuno-oncology company. Mr. Beshar served on the board of directors of Trillium Therapeutics Inc., a publicly traded clinical stage immuno-oncology company from March 2014 until November 2021 when the company was acquired by Pfizer. Mr. Beshar served on the board of directors of REGENXBIO, Inc., a publicly traded leading clinical-stage gene therapy company, from May 2015 until September 2021. Previously, Mr. Beshar served as executive vice president, chief financial officer of NPS Pharmaceuticals, Inc., a publicly traded global biopharmaceutical company focused on rare diseases, from 2007 until February 2015 when the company was acquired by Shire plc. Prior to NPS Pharmaceuticals, Mr. Beshar served as executive vice president, chief financial officer of Cambrex Corporation, a publicly traded manufacturer of branded and generic active pharmaceutical ingredients and provider of related services from 2002 until 2007. Mr. Beshar began his career with Arthur Andersen & Co. and is a certified public accountant. Mr. Beshar earned his B.A. in accounting and financial administration from Michigan State University and is a graduate of The Executive Program at the Darden Graduate School of Business at the University of Virginia. We believe that Mr. Beshar’s extensive leadership experience in the pharmaceutical industry qualifies him to serve on our board of directors.

Elliott M. Levy, M.D., has served on our board of directors since March 2021. Dr. Levy has served as Senior Vice President of Global Development of Amgen since September 2014 and Senior Vice President of R&D Strategy and Operations since June 2020. He served as Chairman of the board of TransCelerate BioPharma, Inc., a privately held company, from September 2017 to September 2019 and as a board member from May 2015 to May 2021, and has also served on the board of directors of NuCana plc since November 2021. Dr. Levy received his M.D. from Yale University and his B.A. from Yale College. We believe Dr. Levy is qualified to serve on our board of directors because of his scientific expertise and experience in the industry.

John Mendlein, Ph.D., J.D., has served as a member of our board of directors since January 2020. Dr. Mendlein currently serves as an Executive Partner at Flagship Pioneering. From January 2018 to February 2019, Dr. Mendlein served as President of Corporate and Product Strategy of Moderna, Inc. From 1996 until 2017, Dr. Mendlein held different senior executive and board roles, including Executive Chairman, Chief Executive Officer and General Counsel, of various biotechnology companies, including Affinium Pharmaceuticals (acquired by Debiopharm Group), Adnexus Therapeutics (acquired by BMS), aTyr Pharma, Inc., or aTyr, Aurora Biosciences (acquired by Vertex), and Fate Therapeutics, Inc., or Fate. From 2011 to 2017, he also served as Chief Executive Officer of aTyr. He started his biotechnology career at Smith Kline and French (now GlaxoSmithKline). He currently serves as Vice Chairman of the board of directors of Fate and previously served on the public boards of directors of Moderna, Monogram, aTyr, and Editas Medicine, Inc. Dr. Mendlein holds a Ph.D. in physiology and biophysics from the University of California, Los Angeles, a J.D. from the University of California, Hastings College of the Law, and a B.S. in biology from the University of Miami. We believe that Dr. Mendlein’s extensive scientific experience and experience in the biotechnology industry qualifies him to serve on our board of directors.

Mary T. Szela has served as a member of our board of directors since June 2019. Ms. Szela currently serves as the Chief Executive Officer and President of TriSalus Life Sciences, Inc. (formerly Surefire Medical, Inc.), a privately held immuno-oncology company. From January 2016 to November 2016, Ms. Szela served as Chief Executive Officer and a director of Aegerion Pharmaceuticals, Inc. In November 2016, Aegerion Pharmaceuticals, Inc. merged with QLT Inc. to form Novelion Therapeutics Inc. where Ms. Szela served as Chief Executive Officer and as a member of its board of directors until November 2017. Ms. Szela served as the Chief Executive Officer and a member of the board of directors of Melinta Therapeutics, Inc., an antibiotic development company, from April 2013 to August 2015. Ms. Szela held ascending management positions at Abbott Laboratories from 1987 to 2012, including President of the company’s U.S. pharmaceutical business from January 2008 to December 2010. Ms. Szela has served as a member of the public boards of directors of Kura Oncology, Inc. since November 2018, Prometheus Biosciences since March 2021, Coherus Biosciences from 2014 to August 2021 and Alimera Sciences Inc. from June 2018 to March 2021. Ms. Szela has also served as a member of the board of directors of TriSalus Life Sciences, Inc., a privately held company, since January 2018. She also previously served as a member of the board of directors of Receptos, Inc. from June 2014 to July 2015, Novo Nordisk from March 2014 to March 2017, and Macrolide Pharmaceuticals, from March 2018 to July 2019. Ms. Szela earned an M.B.A. in Business and a B.S. in nursing, both from the University of Illinois. We believe that Ms. Szela’s extensive leadership experience in the pharmaceutical industry qualifies her to serve on our board of directors.

Richard A. Young, Ph.D., has served on our board of directors since August 2017. He has been a member of the Whitehead Institute and Professor of Biology at the Massachusetts Institute of Technology since 1984. Dr. Young currently serves as a member of the boards of directors of Syros Pharmaceuticals, Inc. since

November 2011, Camp4 Therapeutics, Inc. since February 2016, and Dewpoint Therapeutics, Inc. since October 2020. In May 2012, he was elected into the National Academy of Sciences and in October of 2019, he was elected to the National Academy of Medicine. Dr. Young received his Ph.D. in molecular biophysics and biochemistry from Yale University. We believe Dr. Young is qualified to serve on our board of directors because of his scientific expertise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “OMGA” since July 30, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of March 4, 2022, there were approximately 62 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock since our inception. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent sales of unregistered securities

All unregistered securities sold by us during the year ended December 31, 2021 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Use of proceeds from registered securities

On August 3, 2021, we completed our initial public offering (“IPO”). The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257794), which was declared effective on July 29, 2021 (the “Registration Statement”).

The net proceeds of approximately $128.1 million from our IPO have been invested in interest-bearing savings account. Information related to our intended use of the proceeds from our IPO is included in the “Use of Proceeds” section of our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 2, 2021, and there has been no material change in our planned use of the balance of the net proceeds from our IPO described in such prospectus.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please also see the “Special Note Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K.

Overview

Omega Therapeutics is pioneering a systematic approach to use mRNA therapeutics as programmable epigenetic medicines by leveraging our OMEGA Epigenomic Programming platform (“OMEGA platform”). mRNA refers to Messenger RNA, a single-stranded RNA (ribonucleic acid that carries instructions for the synthesis of proteins) corresponding to the sequence of a gene. Our OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism's life from cell genesis, growth and differentiation to cell death. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as the “control room” of biology. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, which are programmable and modular epigenetic medicines, called Omega Epigenomic Controllers, or OECs, to target EpiZips for Precision Genomic Control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions. Our pipeline currently consists of early-stage, preclinical programs that span oncology, multigenic diseases including immunology, regenerative medicine, and select monogenic diseases. We have conducted in vivo preclinical studies of our OECs in multiple disease models for various indications, including hepatocellular carcinoma, or HCC, non-small cell lung cancer, or NSCLC, and acute respiratory distress syndrome, or ARDS, and we expect to conduct in vivo preclinical studies for multiple additional programs. We initiated investigational new drug application (“IND”) enabling studies for multiple programs in 2021, and we are aiming to submit an IND for our OEC candidate for the treatment of HCC and declare two OEC development candidates in the first half of 2022. We are also planning to submit an IND for another OEC candidate in the second half of 2022 or early 2023.

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

As of December 31, 2021 we had cash, cash equivalents and marketable securities of $225.3 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

To date, we have not experienced material business disruptions as a result of the pandemic. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. To provide a safe work environment for our employees, we have implemented various measures to promote for social distancing, encourage employees to work remotely when possible, increase sanitization of our facilities and provide personal protective equipment for our employees. In addition, the third-party contract research organizations, or CROs, and contract development and manufacturing organizations, or CDMOs, that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates and laboratory supplies for our preclinical studies, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.

We cannot be certain what the overall impact of the COVID-19 pandemic, or the variants of the virus, will be on our business, and the pandemic has the potential to adversely affect our business, financial condition, results of operations, and prospects.

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue to date has been generated through our collaboration agreement with PM (CF) Explorations, Inc., or PMCo, an affiliate of Flagship Pioneering (“Flagship”), in which we are entitled to receive reimbursement for the costs associated with our research activities performed.

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

We expense research and development costs as incurred. Costs for research and development activities are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs such as bonuses and benefits, including stock-based compensation, for personnel in our executive, finance, legal, human resources, corporate business development, and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, information technology, auditing, tax, consulting services, insurance, and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Related party expense, net

Related party expense, net consists primarily of fees paid to Flagship for their management services provided to us, as well as reimbursements for certain expenses, including insurance and benefits, partner and related fees, and software licenses incurred on our behalf. Additionally, our principal office and laboratory space is leased with an affiliate of Flagship, and we also sublease our other office and laboratory space to two other parties which are affiliates of Flagship. The rent expense and costs related to our principal office and laboratory space, including real estate taxes, insurance, and normal maintenance costs, are considered as related party expenses. Such related party expenses are offset with sublease income received from our related parties, which is comprised of base rent and costs related to the subleased premises such as real estate taxes, cost of operations, maintenance, repair, replacement, and property management.

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

Results of operations

Comparison for the years ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020, together with the changes in those items in thousands of dollars and as a percentage.

	Year ended December 31,
	2021	2020	$ Increase / (Decrease)	% Change
Collaboration revenue from related party	$144	$—	$144	100%
Operating expenses:
Research and development	47,865	21,063	26,802	127%
General and administrative	16,603	6,236	10,367	166%
Related party expense, net	1,708	1,346	362	27%
Total operating expenses	66,176	28,645	37,531	131%
Loss from operations	(66,032)	(28,645)	(37,387)	131%
Other expense, net:
Interest expense, net	(910)	(777)	(133)	17%
Change in fair value of warrant liability	(1,310)	3	(1,313)	NM
Other expense, net	(28)	(28)	—	0%
Total other expense, net	(2,248)	(802)	(1,446)	180%
Net loss	$(68,280)	$(29,447)	$(38,833)

NM - Not meaningful

Revenue

Revenue was $0.1 million for the year ended December 31, 2021, which represented the reimbursement received for the costs of our research activities performed, in connection with the collaboration agreement with PMCo. There was no revenue for the year ended December 31, 2020.

Research and development expenses

Research and development expenses were $47.9 million and $21.1 million for the years ended December 31, 2021 and 2020, respectively. The following table summarizes our research and development expenses by nature (in thousands).

	Year ended December 31,
	2021	2020
Personnel-related expenses	$10,341	$6,194
Discovery and preclinical development costs, including third-party costs (consultants, contractors, and CDMO)	24,235	6,528
Other research and development costs, including laboratory materials and supplies	7,093	4,930
Costs of licensing technology	1,833	686
Facilities and overhead expenses	4,363	2,725
Total research and development expenses	$47,865	$21,063

Research and development expenses increased by $26.8 million to $47.9 million for the year ended December 31, 2021, from $21.1 million for the year ended December 31, 2020. The increase was primarily driven by the following:

•
Increase of $4.1 million in personnel-related expenses due to an increase in the number of employees in the research and development functions to support business growth.
•
Increase of $17.7 million in discovery and preclinical development costs and $2.2 million in laboratory materials and supplies attributable to the increasing external manufacturing and research efforts to support the advancement of our pipeline and discovery portfolio, including the initiation of IND-enabling studies.
•
Increase of $1.1 million in costs of licensing technology primarily due to the option exercise fee incurred upon the execution of the first non-exclusive license agreement with Acuitas.

•
Increase of $1.6 million in facilities and overhead expenses due to higher overhead expenses allocated to the research and development functions as a result of an increase in headcount.

General and administrative expenses

General and administrative expenses increased by $10.4 million to $16.6 million for the year ended December 31, 2021, from $6.2 million for the year ended December 31, 2020. The $10.4 million increase was primarily driven by an increase of $6.9 million in personnel-related expenses, including recruiting fees and the related stock-based compensation to support business growth. The remaining $3.5 million increase is primarily attributable to higher legal, audit and consulting services and an increase in directors’ and officers’ liability insurance cost as a result of our IPO.

Related party expense, net

Related party expense, net was $1.7 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. The increase of $0.4 million was primarily driven by the higher lease expense and related costs incurred for our principal office and laboratory space compared to the prior year period, in addition to certain fees payable to our non-employee directors after we became a public company.

Interest expense, net

Interest expense, net was $0.9 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. The increase of $0.1 million was primarily attributed to the write-off of the unamortized debt discount attributed to the success fee obligation which we paid upon the closing of the IPO.

Change in fair value of warrant liability

During the year ended December 31, 2021, we recorded a $1.3 million expense related to the change in fair value of warrant liability as compared to an immaterial amount of expense recorded for the year ended December 31, 2020, primarily as a result of the increase in the fair value of our common stock compared to the fair value of our preferred stock underlying the outstanding warrants. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock and we reclassified the carrying value of the warrants from liability to additional paid-in capital in our balance sheet. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, and we issued 82,193 shares of our common stock.

Other expense, net

Other expense, net was not significant for both of the years ended December 31, 2021 and 2020.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any products, and we do not expect to generate product revenue for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, including our IPO, and borrowings under our loan and security agreement, as amended.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(57,609)	$(26,133)
Net cash used in investing activities	(40,399)	(1,808)
Net cash provided by financing activities	261,539	48,618
Net increase in cash, cash equivalents, and restricted cash	163,531	20,677

Operating activities

Net cash used in operating activities totaled $57.6 million during the year ended December 31, 2021 compared to net cash used in operating activities of $26.1 million during the year ended December 31, 2020. The $31.5 million increase in operating cash outflows was primarily attributable to $38.8 million higher net loss recognized during the year ended December 31, 2021, offset by the change in operating assets and liabilities and non-cash charges, consisting primarily of change in fair value of warrant liability and stock-based compensation expense.

Investing activities

Net cash used in investing activities totaled $40.4 million and $1.8 million during the years ended December 31, 2021 and 2020, respectively. The increase was primarily attributable to the purchases of marketable securities beginning in December 2021.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2021 consisted primarily of the proceeds from our IPO of $128.1 million, net of underwriting discounts and payments for offering costs, and net proceeds from the issuance of Series C redeemable convertible preferred stock of $125.4 million in March 2021. Net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of the net proceeds from the issuance of Series B redeemable convertible preferred stock of $48.5 million during the period.

Loan and security agreement

In March 2018, we entered into the loan and security agreement, or Loan Agreement, with Pacific Western Bank, or PWB, under which we borrowed $8.0 million. In September 2019, we entered into an amendment to the Loan Agreement, or First Amendment, in which PWB made an additional term loan to us in an aggregate principal amount of $12.0 million. The Loan Agreement was further amended in December 2020 to extend the principal repayment date.

In December 2021, we entered into an amendment to the Loan Agreement, or Fourth Amendment, in which PWB made an additional term loan to us in an aggregate principal amount of $20.0 million. The proceeds of the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million, and the remaining cash proceeds of $8.0 million were used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan will be on September 30, 2025, and it will be repaid beginning on September 30, 2023 in twenty-four equal monthly installments, including interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. As of December 31, 2021, the interest rate applicable to the term loan was 5.50% and the interest payment on the outstanding term loan was less than $0.1 million per month.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, we are subject to certain affirmative and negative covenants to which we will remain subject to until maturity.

Funding requirements

As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $225.3 million. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and into clinical trials for our product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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
•
the costs of pre- and post-commercialization activities for any approved product, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;
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

We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of the Annual Report. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

Contractual obligations

We enter into contracts in the normal course of business with CROs, CDMOs, and other third parties for preclinical research studies and testing and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancelable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation and in the case of certain arrangements with CROs and

CDMOs may include non-cancelable fees. The amount and timing of cancellation payments are not known until such time a contract is canceled.

We have also entered into license agreements with Flagship Pioneering Innovations V, Inc., Whitehead Institute for Biomedical Research, and Acuitas, under which we are obligated to make potential milestone payments, royalty payments, or both. Such payments are dependent upon the development of products using the intellectual property licensed under the agreements and are contingent upon the occurrence of future events; as such, the timing and likelihood of such potential obligations are not known with certainty.

As described previously, we borrowed an aggregate principal amount of $20.0 million under the Loan Agreement, as amended. Pursuant to the terms of the Loan Agreement, as amended, interest payment on the outstanding term loan is less than $0.1 million per month, and we are obligated to repay $0.8 million of principal payment per month, beginning on September 30, 2023 until the maturity date of September 30, 2025.

In July 2020, we entered into a Shared Space Agreement with an affiliate of Flagship for our principal office and laboratory space. The Shared Space Arrangement commenced on August 1, 2020 and continues through July 31, 2022 with two options to extend the term for a period of 24 months each. Our lease payments for the remainder of the lease term will be approximately $0.2 million per month. In January 2022, we entered into an amendment to modify certain terms of the Shared Space Agreement and exercise the option to renew the lease term for another 12 months. The lease term will now expire in July 2023. In connection with the modifications in the amendment, we have agreed to pay an upfront payment of $2.9 million in the first quarter of 2022, which will cover the rent payment for the extended lease term.

We also have another office and laboratory space which was under a noncancelable lease agreement entered in 2017 and will expire in September 2024. Our lease payments for the remainder of the lease term will be approximately $0.1 million per month. In September 2020, the space has been fully subleased to two other parties, which are affiliates of Flagship. The sublease agreements expire between 2021 and 2024.

In November 2021, we entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, Cambridge, Massachusetts, 02142. The term of the Lease is estimated to begin on December 15, 2022 and end on January 1, 2037, subject to certain extension rights. The base rent for the leased space will be $115.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the lease, and other potential adjustments based on our utilization of certain tenant improvement allowances. We intend to sublease a portion of this facility to supplement our growth plan.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies in the Notes to consolidated financial statements appearing at the end of this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to vendors in connection with preclinical development activities, CROs in connection with research activities, and CDMOs in connection with the production of research materials.

We estimate accrued research and development expenses based on our estimates of the services received and efforts expended pursuant to quotes and contracts with third-party service providers, including CROs and CDMOs that supply, conduct and manage preclinical studies our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense, in which it will be evaluated for current or long-term classification based on when it is expected to be realized. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in changes in estimates that increase or decrease amounts recognized in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based compensation

We recognize all stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award, based on their fair values. Forfeitures are recognized as they occur. For stock option awards, the Company estimates the fair value on the date of the grant using the Black-Scholes option pricing model with the following inputs: (1) fair value of our common stock, (2) assumptions we make for the expected volatility of our common stock, (3) the expected term of our stock option awards, (4) the risk-free interest rate for a period that approximates the expected term of our stock option awards, and (5) our expected dividend yield, if any. Prior to our IPO in August 2021, there was no public market for our common stock. As a result, prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believes are relevant and which may have changed from the date of the most recent valuation through the date of the grant. Following our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock. Additionally, due to the continued lack of sufficient company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development and life science industry focus.

The assumptions included in the Black-Scholes option pricing model significantly affect our stock option valuations, and future changes in these assumptions could significantly change valuations of future stock option grants and, thus, affect future stock-based compensation expense. In addition, if circumstances were to change such that we determined stock options values were better represented by an alternative valuation method, such change could also significantly affect future stock-based compensation expense. To date, there have not been any material adjustments to our prior estimates included in the Black-Scholes option pricing model.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 - Summary of Significant Accounting Policies in the Notes to consolidated financial statements appearing at the end of this Annual Report.

Emerging growth company and smaller reporting company status

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

We are also a “smaller reporting company” as defined under the Securities Act and Exchange Act. We may continue to be a smaller reporting company so long as either (i) the market value of shares of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of shares of our common stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company under the requirements of (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the SEC for newly public companies.

This Annual Report on Form 10-K also does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, or Code, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code is available on the investor section of our website at ir.omegatherapeutics.com. We intend to disclose on our website any amendments to, or waivers from, our Code that are required to be disclosed pursuant to SEC or Nasdaq rules. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Executive Officers and Directors

The information concerning our executive officers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K.

The remainder of the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2021)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in first column) (4)
Equity compensation plans approved by security holders (1)	5,476,484	(2)	$4.90	(3)	2,961,751
Equity compensation plans not approved by security holders	—		—		—
Total	5,476,484				2,961,751

(1)
Consists of the Omega Therapeutics, Inc. 2017 Equity Incentive Plan, as amended (the “2017 Plan”), the Omega Therapeutics, Inc. 2021 Incentive Award Plan (the “2021 Plan”) and the Omega Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
(2)
Includes 4,844,040 outstanding options to purchase stock under the 2017 Plan and 632,444 outstanding options to purchase stock under the 2021 Plan.

(3)
As of December 31, 2021, the weighted average exercise price of outstanding options under the 2017 Plan was $3.21 and the weighted average exercise price of outstanding options under the 2021 Plan was $17.86.
(4)
Includes 2,481,751 shares available for future issuance under the 2021 Plan and 480,000 shares available for issuance under the 2021 ESPP. As of July 29, 2021, in connection with our initial public offering, no further grants are made under the 2017 Plan. The 2021 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the our board of directors (but no more than 26,810,000 shares may be issued upon the exercise of incentive stock options). The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 6,450,000 shares of our common stock may be issued under the 2021 ESPP.

The remainder of the information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(a)(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits:

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation.	8-K	001-40657	3.1	08/03/2021

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.2	08/03/2021

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

4.4	Description of Capital Stock.					*

10.1#	Form of Indemnification Agreement between Omega Therapeutics, Inc. and its directors and officers.	S-1/A	333-257794	10.8	07/26/2021

10.2#	2021 Incentive Award Plan and form of agreements thereunder.	S-1/A	333-257794	10.2	07/26/2021

10.3#	2021 Employee Stock Purchase Plan.	S-1/A	333-257794	10.3	07/26/2021

10.4#	Non-Employee Director Compensation Program.	S-1/A	333-257794	10.4	07/26/2021

10.5#	Employment Agreement by and between Mahesh Karande and the Registrant, dated July 25, 2021.	S-1/A	333-257794	10.17	07/26/2021

10.6#	Employment Agreement by and between Thomas McCauley and the Registrant, dated July 24, 2021.	S-1/A	333-257794	10.18	07/26/2021

10.7#	Employment Agreement by and between Roger Sawhney and the Registrant, dated July 24, 2021.	S-1/A	333-257794	10.19	07/26/2021

10.8#	Employment Agreement by and between Yan Moore and the Registrant, dated December 12, 2021.					*

10.9#	Consulting Agreement by and between Richard A. Young and the Registrant, dated November 7, 2016.					*

10.10#	Amendment to Consulting Agreement by and between Richard A. Young and the Registrant, dated October 29, 2021.					*

10.11	Fourth Amendment to Loan and Security Agreement, dated December 20, 2021.	8-K	001-40657	10.1	12/21/2021

10.12†	Non-Exclusive License Agreement between Acuitas Therapeutics, Inc. and the Registrant, dated March 22, 2021.	S-1	333-257794	10.16	07/09/2021

10.13	Lease Agreement between Omega Therapeutics, Inc. and ARE-MA Region No, 94, LLC.					*

10.14	Amendment to Shared Space Agreement between Omega Therapeutics, Inc. and Senda Biosciences, Inc., dated January 31, 2022.					*

21.1	Subsidiaries of the Registrant.					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

† Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omega Therapeutics, Inc.

Date: March 10, 2022	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mahesh Karande	President, Chief Executive Officer and Director (principal executive officer)	March 10, 2022
Mahesh Karande

/s/ Roger Sawhney	Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2022
Roger Sawhney, M.D.

/s/ Noubar B. Afeyan	Chairman of the Board of Directors	March 10, 2022
Noubar B. Afeyan, Ph.D.

/s/ David A. Berry	Director	March 10, 2022
David A. Berry, M.D., Ph.D.

/s/ Luke M. Beshar	Director	March 10, 2022
Luke M. Beshar

/s/ Elliott M. Levy	Director	March 10, 2022
Elliott M. Levy, M.D.

/s/ John Mendlein	Director	March 10, 2022
John Mendlein, Ph.D., J.D.

/s/ Mary T. Szela	Director	March 10, 2022
Mary T. Szela

/s/ Richard A. Young	Director	March 10, 2022
Richard A. Young, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Omega Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2022

We have served as the Company’s auditor since 2020.

Omega Therapeutics, Inc.

Consolidated balance sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$186,482	$22,951
Marketable securities	38,845	—
Accounts receivable, due from related party	257	—
Prepaid expenses and other current assets	3,702	1,052
Total current assets	229,286	24,003
Property and equipment, net	3,605	3,482
Restricted cash	341	341
Other assets	101	257
Total assets	$233,333	$28,083
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,109	$1,063
Accrued expenses	9,475	3,277
Other current liabilities	399	359
Long-term debt, current portion	—	3,000
Total current liabilities	11,983	7,699
Long-term debt, net	19,869	8,732
Other liabilities	853	1,055
Total liabilities	32,705	17,486
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value of $0.001 per share; no shares and 57,125,232 shares authorized as of December 31, 2021 and December 31, 2020, respectively; no shares and 56,775,232 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	26,708
Series B redeemable convertible preferred stock, par value of $0.001 per share; no shares and 50,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; no shares and 32,399,999 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	48,517
Series C redeemable convertible preferred stock, par value of $0.001 per share; no shares authorized, issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized as of December 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 and 137,700,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 47,793,469 and 4,465,351 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	48	5
Additional paid-in capital	335,147	1,592
Accumulated other comprehensive loss	(62)	—
Accumulated deficit	(134,505)	(66,225)
Total stockholders’ equity (deficit)	200,628	(64,628)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$233,333	$28,083

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020
Collaboration revenue from related party	$144	$—
Operating expenses:
Research and development	47,865	21,063
General and administrative	16,603	6,236
Related party expense, net	1,708	1,346
Total operating expenses	66,176	28,645
Loss from operations	(66,032)	(28,645)
Other expense, net:
Interest expense, net	(910)	(777)
Change in fair value of warrant liability	(1,310)	3
Other expense, net	(28)	(28)
Total other expense, net	(2,248)	(802)
Net loss	$(68,280)	$(29,447)
Net loss per common stock attributable to common stockholders, basic and diluted	$(3.05)	$(7.54)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	22,404,058	3,906,168
Comprehensive loss:
Net loss	$(68,280)	$(29,447)
Other comprehensive loss:
Unrealized loss on marketable securities	(62)	—
Comprehensive loss	$(68,342)	$(29,447)

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(in thousands, except share amounts)

	PREFERRED STOCK - SERIES A		PREFERRED STOCK - SERIES B		PREFERRED STOCK - SERIES C		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	CAPITAL	COMPREHENSIVE LOSS	DEFICIT	EQUITY (DEFICIT)
As of January 1, 2020	56,775,232	$26,708	—	$—	—	$—	3,775,292	$5	$854	$—	$(36,778)	$(35,919)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $83	—	—	32,399,999	48,517	—	—	—	—	—	—	—	—
Issuance of common stock for options exercised	—	—	—	—	—	—	196,301	—	102	—	—	102
Vesting of restricted stock	—	—	—	—	—	—	496,322	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	—	(2,564)	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	—	—	—	—	637	—	—	637
Net loss	—	—	—	—	—	—	—	—	—	—	(29,447)	(29,447)
As of December 31, 2020	56,775,232	$26,708	32,399,999	$48,517	—	$—	4,465,351	$5	$1,592	$—	$(66,225)	$(64,628)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $132	—	—	—	—	41,833,328	125,368	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $13,005	—	—	—	—	—	—	8,300,976	8	128,104	—	—	128,112
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(56,775,232)	(26,708)	(32,399,999)	(48,517)	(41,833,328)	(125,368)	34,678,733	35	200,559	—	—	200,594
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	—	—	—	—	1,434	—	—	1,434
Cashless exercise of warrants	—	—	—	—	—	—	82,193	—	—	—	—	—
Issuance of common stock for options exercised	—	—	—	—	—	—	266,216	—	274	—	—	274
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(62)	—	(62)
Stock-based compensation	—	—	—	—	—	—	—	—	3,184	—	—	3,184
Net loss	—	—	—	—	—	—	—	—	—	—	(68,280)	(68,280)
As of December 31, 2021	—	$—	—	$—	—	$—	47,793,469	$48	$335,147	$(62)	$(134,505)	$200,628

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2021	2020
Operating activities
Net loss	$(68,280)	$(29,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,387	1,146
Amortization of debt issuance costs and debt discount	93	48
Accretion of discounts on marketable securities	25	—
Change in fair value of warrant liability	1,310	(3)
Change in fair value of success fee obligation	6	—
Non-cash interest expense	164	—
Stock-based compensation expense	3,184	637
Deferred rent	(157)	(107)
(Gain)/loss on disposal of equipment	(3)	28
Changes in operating assets and liabilities:
Accounts receivable due from related party	(257)	—
Prepaid expenses and other current assets	(2,646)	(663)
Other assets	156	35
Accounts payable	1,040	138
Accrued expenses and other current liabilities	6,379	2,295
Other liabilities	(10)	(240)
Net cash used in operating activities	(57,609)	(26,133)
Investing activities
Purchases of property and equipment	(1,467)	(1,808)
Purchase of marketable securities	(38,932)	—
Net cash used in investing activities	(40,399)	(1,808)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	125,500	48,600
Payments for preferred stock issuance costs	(132)	(83)
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	131,238	—
Payments for initial public offering costs	(3,126)	—
Payment of success fee	(200)	—
Proceeds from debt financing	8,000	—
Payments of financing fees	(15)	—
Proceeds from exercise of stock options	274	101
Net cash provided by financing activities	261,539	48,618
Net increase in cash, cash equivalents and restricted cash	163,531	20,677
Cash, cash equivalents and restricted cash—beginning of period	23,292	2,615
Cash, cash equivalents and restricted cash—end of period	$186,823	$23,292
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$186,482	$22,951
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$186,823	$23,292
Supplemental disclosures of cash flow information
Cash paid for interest	$754	$732
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock to common stock	$200,594	$—
Reclassification of warrants to additional paid-in capital	$1,434	$—
Purchase of property and equipment included accounts payable and accrued expenses	$44	$23
Fair value attributed to success fee obligation	$105	$194

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Notes to consolidated financial statements

1. Nature of the business and basis of presentation

Organization

Omega Therapeutics, Inc. (the “Company” or “Omega”) is a development-stage biotechnology company pioneering a systematic approach to use mRNA therapeutics as programmable epigenetic medicines by leveraging its OMEGA Epigenomic Programming platform (“OMEGA platform”). The OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism’s life from cell genesis, growth and differentiation to cell death. The OMEGA platform enables control of fundamental epigenetic processes to correct the root cause of disease by restoring aberrant gene expression to a normal range without altering native nucleic acid sequences. The Company was incorporated in July 2016 (“inception”) as a Delaware corporation and its offices are in Cambridge, Massachusetts.

Liquidity and going concern

Since its inception, the Company has devoted substantially all of the resources to building its platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, developments by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

The Company expects that its cash, cash equivalents, and marketable securities of $225.3 million at December 31, 2021 will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of the consolidated financial statements. However, additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

COVID-19-Related Significant Risks and Uncertainties

With the global COVID-19 pandemic continuing throughout 2021, the Company is following, and plans to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. To provide a safe work environment for its employees, the Company has implemented various measures to promote for social distancing, encourage employees to work remotely when possible, increase sanitization of its facilities and provide personal protective equipment for its employees. The Company expects to continue incurring additional costs to ensure it adheres to the guidelines instituted by the federal, state and local governments and to provide a safe working environment to its onsite employees.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the years ended December 31, 2021 and 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). All amounts herein are expressed in U.S. dollars (“USD”) unless otherwise noted.

2. Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Omega Therapeutics, Inc. and its wholly owned subsidiary, Omega Therapeutics Security Corporation, which is a Massachusetts subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances.

Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the selection of useful lives of property and equipment, the fair values of certain financial instruments issued prior to the IPO (common stock, redeemable convertible preferred stock, and warrants), the fair value of the success fee obligation, and stock-based compensation. Actual results could differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and cash equivalents

Cash includes cash in readily available checking accounts, and cash equivalents include money market accounts and all highly liquid investments with an original maturity of three months or less from the date of purchase. Cash and cash equivalents are recorded at cost, which approximates fair value.

Marketable securities

The Company’s marketable securities as of December 31, 2021 consisted of corporate debt securities and are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included as a component in other expense, net.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the consolidated statements of operations and comprehensive loss.

Restricted cash

Restricted cash represents collateral provided for letters of credit issued as security deposit in connection with the Company’s office lease.

Concentrations of credit risk

Financial instruments that are potentially subject to significant concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company attempts to minimize the risk related to marketable securities by working with highly rated financial institutions that invest in a broad and diverse range of financial instruments as defined the Company. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company maintains its funds in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and is designed to limit credit exposure to any single issuer.

Guarantees and indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2021 and 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were established.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset category as follows:

Asset category	Estimated useful life
Computer equipment and software	3 years
Laboratory equipment and office furniture	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Accrued research and development expenses

The Company estimates accrued research and development expenses based on its estimates of the services received and efforts expended pursuant to quotes and contracts with third-party service providers, including contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”) that supply, conduct and manage preclinical studies on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to its vendors will exceed the level of services provided and result in a prepayment of the expense, in which it will be evaluated for current or long-term classification based on when it is expected to be realized. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or the amount of prepaid expenses accordingly.

Debt issuance costs

Costs incurred in connection with the issuance of the Company’s long-term debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method.

Warrant liability

Warrants for the purchase of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) issued in connection with the loan and security agreement (“Loan Agreement”), as amended, with Pacific Western Bank (“PWB”) were classified as a liability on the consolidated balance sheets at their fair value on the date of issuance. At the end of each reporting period, the change in estimated fair value during the period was recognized as a component of other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of the warrants was remeasured at the end of each reporting period until the closing of the IPO, at which time the liabilities were reclassified to an equity component as the outstanding warrants automatically became warrants to purchase common stock.

Success fee obligation

The Loan Agreement, as amended, with PWB, requires the Company to pay a success fee (“success fee obligation”) upon the occurrence of a specified liquidity event as described in the Loan Agreement, as amended. The Company determined that this obligation represented a freestanding derivative instrument. Accordingly, the success fee obligation was classified as a liability on the Company’s consolidated balance sheets and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of such obligation is remeasured at the end of each reporting period until the liability is settled.

Deferred rent

The Company’s real estate operating leases provide for scheduled annual rent increases throughout the lease terms. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full terms of the leases. Tenant improvement allowances, if any, provided by a landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease terms.

Equity issuance costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. Upon closing of the IPO, deferred offering costs were derecognized and recorded against the IPO proceeds as a reduction to additional paid-in capital. There were no deferred offering costs as of December 31, 2021 and 2020.

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2021 and 2020.

Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The fair value of the Company’s cash and cash equivalents and restricted cash are measured through quoted market prices; the fair value of the Company's marketable securities is determined based on the pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Other current assets, accounts payable and accrued liabilities approximate their fair values as of December 31, 2021 and 2020, due to their short-term nature. The carrying value of the Company’s debt approximates its fair value due to its variable interest rate, which approximates a market interest rate. The warrant liability and the success fee obligation associated with the Loan Agreement, as amended, contain unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the Company’s warrant liability and the success fee obligation are measured at their fair values on a recurring basis using unobservable inputs. See further discussion in Note 8, Fair value of financial instruments.

Redeemable convertible preferred stock

The Company classified redeemable convertible preferred stock as temporary equity on the consolidated balance sheet because it could become redeemable upon occurrence of a deemed liquidation event that is outside of the Company’s control. Upon completion of the Company’s IPO, all of the Company’s then outstanding Preferred Stock was automatically converted into common stock.

Revenue recognition

Revenue recognized to-date is solely generated from the collaboration agreement with PM (CF) Explorations, Inc., or PMCo. The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, or, collectively, ASC 606.

At inception, the Company determines whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when performance obligation is satisfied. The Company only applies the five-step model to contracts when it determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices.

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the license. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

At the inception of each arrangement that includes milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s are not considered probable of being achieved and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, the Company has not recognized any milestone revenue.

Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Research and development expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, consulting fees, cost of licensing technology, milestone payment, and external contract research and development and manufacturing expenses. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development costs. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.

Stock-based compensation

The Company’s stock-based compensation program allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock awards, restricted stock units and other stock-based awards to employees, directors and consultants.

The Company recognizes all stock-based compensation awards to employees and non-employees as expense in the consolidated statements of operations and comprehensive loss based on their fair values. For stock option awards, the Company estimates the fair value using the Black-Scholes option pricing model. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards.

Stock-based compensation awards are subject to service vesting conditions, and forfeitures are recorded as they occur. Compensation expense related to awards to employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. The Company applies ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”), in which the measurement date for non-employee awards is determined as the date of grant, and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of a public market for the Company’s common stock prior to the IPO and continued lack of sufficient company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Due to the absence of an active market for the Company’s common stock prior to the IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately- Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date. Subsequent to the IPO, the Company has used the quoted market price of its common stock on the measurement date.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred as patents have no future alternative use.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. As of December 31, 2021 and 2020, the Company has recorded a full valuation allowance against its deferred tax assets. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Comprehensive loss

Comprehensive loss is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss as well as other changes in stockholders’ equity which includes certain changes in equity that are excluded from net loss. The Company’s only element of other comprehensive loss is unrealized gains and losses on its marketable securities.

Net loss per share

The Company follows the two-class method when computing net loss per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.

Segment and geographic information

Operating segments are defined as components of an entity about which discrete information is available for evaluation by the chief operating decision maker, or CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The CODM views its operations as and manages its business in one operating segment operating exclusively in the United States.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight- line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jumpstart Our Business Startups Act (“JOBS Act”), the standard is effective for the Company beginning January 1, 2022. The Company adopted ASU 2016-02, and related amendments, on January 1, 2022 using the effective date transition method. The Company has also elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The Company also elected not to separate lease and non-lease components.

The Company has completed its initial assessment of the impact of ASU 2016-02 on the Company’s consolidated financial statements and internal controls, including its evaluation of key policy elections. The Company’s assessment included procedures to identify a complete lease population, performing analyses for each lease identified, assessing the differences in accounting that result from adopting this standard and assessing whether the Company meets certain practical expedients. While substantially complete, the Company is still in the process of finalizing its evaluation of the effect on the Company’s financial statements, disclosures, and internal controls. The Company estimates its total assets and total liabilities on the consolidated balance sheet will increase by approximately $3.5 million to $5.5 million due to the recognition of right-of-use assets and lease liabilities upon adoption, net of the impact of eliminating existing deferred rent liabilities and unamortized tenant incentives related to its existing leasing arrangements. This estimated range is based on the Company's current lease portfolio but could be impacted by changes to the lease portfolio, including the total number of leases, lease commencement and end dates and lease termination expectations, as well as changes in anticipated lease incremental borrowing rates. The Company also anticipates changes to its disclosures to comply with the new disclosure requirements under the guidance.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Adoption of the standard requires certain changes to be made prospectively and certain others to be made retrospectively. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the JOBS Act, the standard is effective for the Company beginning January 1, 2022. The Company does not expect ASU 2019-12 to have a material effect on the Company’s consolidated financial statements.

3. Marketable securities

The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2021
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$38,907	$(62)	$38,845

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2021, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the year ended December 31, 2021 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the year.

The aggregate fair value of marketable securities that will be matured within 12 months of December 31, 2021 was $21.6 million, and the aggregate fair value of marketable securities that will be matured after 12 months of December 31, 2021 was $17.3 million. As of December 31, 2021, the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at December 31, 2021.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid rent	$825	$—
Prepaid insurance	1,500	8
Prepaid software	143	78
Prepaid research and development	534	653
Prepaid other	436	120
Other receivables	264	193
Prepaid expenses and other current assets	$3,702	$1,052

5. Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$1,378	$1,378
Lab equipment	4,822	3,444
Furniture and fixtures	1,073	985
Computer equipment	129	129
Construction in process	54	16
Total property and equipment	7,456	5,952
Less accumulated depreciation	(3,851)	(2,470)
Property and equipment, net	$3,605	$3,482

Depreciation expense for the years ended December 31, 2021 and 2020 was $1.4 million and $1.1 million, respectively.

6. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Employee related expenses	$2,545	$1,124
Research costs	5,640	1,724
Professional and consulting fees	759	278
Interest	31	44
Other	500	107
Total	$9,475	$3,277

7. Term Loan

On March 9, 2018 (“Closing Date”), the Company entered into the Loan Agreement with Pacific Western Bank (“PWB”) to initially borrow $8.0 million. In conjunction with the Loan Agreement, the Company issued a warrant to PWB to purchase up to 200,000 shares of Series A Preferred Stock at the strike price of $0.50 per share. The warrant was exercisable for a 10-year period.

On September 30, 2019, the Company entered into an amendment to the Loan Agreement (the “First Amendment”), in which PWB made an additional term loan to the Company in an aggregate principal amount of $12.0 million. In conjunction with the First Amendment, the Company also issued a warrant to purchase 350,000 shares of Series A Preferred Stock, which effectively restated and replaced the original warrant agreement. The strike price of the amended warrant is $0.50 per share, and the term remains unchanged, expiring in March 2028. Refer to Note 8, Fair value of financial instruments, for further discussion on the valuation methodology and inputs for the determination of the fair value of the warrants. As the warrants issued were freestanding financial instruments that were exercisable for contingently redeemable shares, they were initially recorded at fair value on the date of issuance as a liability, with a corresponding discount recorded against the face value of the term loan. The discount was accreted against the face value of the term loan over its remaining term as additional interest expense. The change in estimated fair value of the warrants during the period was remeasured at each reporting date and recognized as a component of other expense, net in the consolidated statements of operations and comprehensive loss.

Upon the closing of the IPO, the Company’s outstanding warrants to purchase Series A Preferred Stock automatically became warrants to purchase an aggregate of 92,647 shares of common stock. As a result, the fair value of the warrants was reclassified to additional paid-in capital. Additionally, the remaining unamortized debt discount of $0.1 million related to the warrants was written off during the three months ended September 30, 2021. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, resulting in the Company’s issuance of 82,193 shares of its common stock, whereby 10,454 shares of common stock were withheld by the Company to pay for the exercise price of the warrants.

On January 22, 2020, the Loan Agreement was further amended (the “Second Amendment”) to extend the principal repayment start date. The Loan Agreement was further amended on December 30, 2020 (the “Third Amendment”) to extend the principal repayment date. The maturity date of the term loan was extended to June 30, 2023, and it was to be repaid beginning on June 30, 2021 in twenty-four equal installments, including interest at a floating annual rate equal to the greater of (i) 0.75% above the prime rate then in effect and (ii) 6.00%, due monthly starting the first month after December 30, 2020. As a result of the closing of Series C redeemable convertible preferred stock (“Series C Preferred Stock”) in March 2021, as further discussed in Note 12, Redeemable convertible preferred stock, the Company satisfied the cash proceeds milestone as defined in the Third Amendment, in which the Company received gross cash proceeds of more than $50.0 million from the issuance of new preferred stock prior to June 30, 2021. Accordingly, the principal repayment date of the term loan was further extended to December 31, 2021 and the maturity date was extended to December 31, 2023. There are no other changes to the terms as a result of the achievement of the cash proceeds milestone. In connection with the Third Amendment, the Company incurred $15 thousand of debt issuance costs, which have been recorded as a direct reduction against the term loan and amortized over the life of the associated term loan as a component of interest expense using the effective interest method.

In accordance with the Third Amendment, the Company was required to pay a success fee of $0.2 million upon the occurrence of a specified liquidity event, including an IPO. The Company determined that this obligation represented a freestanding financial instrument, and accordingly, the success fee obligation was classified as a liability on the Company’s consolidated balance sheet as of December 31, 2020 and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of such obligation was remeasured at the end of each reporting period until the liability was settled, for which it was settled and paid in August 2021 upon the completion of the IPO.

On December 20, 2021, the Company entered into an amendment to the Loan Agreement (the "Fourth Amendment"), in which PWB made an additional term loan in an aggregate principal amount of $20.0 million. The proceeds of the term loan pursuant to the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million; the remaining cash proceeds of $8.0 million was used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan will be on September 30, 2025, and it will be repaid beginning on September 30, 2023 in twenty-four equal monthly installments, including interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. The Company incurred $15 thousand of debt issuance costs, which was recorded as a direct reduction against the additional term loan and amortized over the life of the associated term loan as a component of interest expense using the effective interest method. Pursuant to the Fourth Amendment, the Company is also required to pay a success fee, ranging from $0.1 million to $0.2 million depending on the timing in achieving a specified liquidity event. The Company determined that this obligation represented a freestanding financial instrument, and it was classified as a liability on the Company’s consolidated balance sheet as of December 31, 2021 and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of such obligation is remeasured at the end of each reporting period until the liability is settled.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, the Company is subject to certain affirmative and negative covenants to which the Company will remain subject until maturity.

As of December 31, 2021, the full amount of $20.0 million of the term loan was classified long-term based on the repayment start date. As of December 31, 2020, the long-term debt, current portion was $3.0 million and the long-term debt was $9.0 million. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	December 31,
	2021	2020
Principal	$20,000	$12,000
Unamortized debt discount	(131)	(268)
Net carrying amount	$19,869	$11,732

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 7.51% for the period from the date of issuance through December 31, 2021. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Year ended December 31,
	2021	2020
Contractual interest expense	$740	$732
Amortization of debt issuance costs and debt discount	258	48
Total interest expense	$998	$780

As of December 31, 2021 and 2020, accrued interest on the term loan was $31 thousand and $44 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2022	$—
2023	2,500
2024	10,000
2025	7,500
$20,000

8. Fair value of financial instruments

The fair value of the Company’s financial instruments is summarized in the tables below (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$110,864	$—	$—	$110,864
Marketable securities	—	38,845	—	38,845
Total	$110,864	$38,845	$—	$149,709

Financial Liabilities
Success fee obligation	$—	$—	$105	$105

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Warrant liability	$—	$—	$124	$124
Success fee obligation	—	—	194	194
Total	$—	$—	$318	$318

The Company’s warrant liability and success fee obligation contain unobservable inputs that reflected the Company’s own assumptions in which there is little, if any, market activity at the measurement date. Accordingly, the Company’s warrant liability and success fee obligation are measured at fair value on a recurring basis using unobservable inputs at each reporting period and are classified as Level 3 inputs. As of December 31, 2021, the fair value of the Company's warrant liability was zero as the warrants became warrants to purchase common stock upon the closing of the IPO. As of December 31, 2020, the warrant liability was recorded as other liabilities on the consolidated balance sheet as it was deemed more probable than not by the Company to be settled in longer than one year.

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

The fair value of the warrants was remeasured at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss, until the warrants were settled in August 2021. The change in the fair value of the warrant liability during the year ended December 31, 2021 was $1.3 million; and there was an immaterial change in the fair value of the warrant liability for the year ended December 31, 2020.

The fair value of the success fee obligation was determined using the probability-weighted expected return method. The key estimates and assumptions impacting the fair value included the probability of achieving a specified liquidity event, the expected timing of achieving a liquidity event and discount rate. The fair value of the success fee obligation was remeasured at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss, until such liability was settled. As a result of the completion of the IPO, the Company paid $0.2 million of the success fee pursuant to the Third Amendment, and the related liability was zero as of December 31, 2021. In accordance with the Fourth Amendment, the Company will be required to pay a success fee upon the achievement of certain liquidity event; accordingly, the related obligation is recorded as current liabilities on the consolidated balance sheet as it is deemed more probable than not by the Company to be settled in less than one year.

The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligations:

	Year ended December 31,
	2021	2020
Discount rate	5.5%	6.0%
Expected timing of achieving liquidity events (years)	0.6 - 1.8	0.5 - 1
Probability of achieving liquidity events	10% - 90%	1% - 99%

The following table provides a roll-forward of the fair values of the Company’s warrant liability and the success fee obligation for which fair value is determined by Level 3 inputs (in thousands):

	Warrant liability	Success fee obligation from the Third Amendment	Success fee obligation from the Fourth Amendment
Fair value as of January 1, 2020	$127	$—	$—
Initial fair value of success fee obligation	—	194	—
Change in fair value	(3)	—	—
Fair value as of December 31, 2020	124	194	—
Initial fair value of success fee obligation	—	—	105
Change in fair value	1,310	6	—
Reclassification to additional paid-in-capital in connection with IPO	(1,434)	—	—
Settlement of success fee obligation	—	(200)	—
Fair value as of December 31, 2021	$—	$—	$105

9. Commitments and contingencies

Operating leases

In 2017, the Company entered a noncancelable operating lease agreement to lease its office space at 325 Vassar Street, Cambridge, Massachusetts, which will expire in September 2024. The Company is required to pay property taxes, insurance, and normal maintenance costs. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term. During 2018, the Company received $1.1 million of landlord-funded leasehold improvements related to the leased office space. The landlord-funded leasehold improvements were recorded as property and equipment, net and deferred rent in the consolidated balance sheets and are being amortized as a reduction to rent expense over the life of the lease. In 2019 and 2020, the Company entered into sublease agreements with two related parties to sublease this office and laboratory space. Refer to Note 17, Related party transactions, for further details.

On July 13, 2020, the Company entered into a Shared Space Arrangement (“the Arrangement”) with Senda Biosciences (“Senda”, also formerly known as Kintai Therapeutics, Inc.) to share one-third of Senda’s 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Senda is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The Arrangement commenced on August 1, 2020 and continues through July 31, 2022 with two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. During the years ended December 31, 2021 and 2020, the Company incurred rental expenses of $2.6 million and $1.0 million, respectively. As of December 31, 2021 and 2020, the Company did not have any outstanding payments due to Senda.

In January 2022, the Company entered into an amendment to the Arrangement with Senda to exercise the option to renew the lease term for another 12 months. The lease term will now expire in July 2023. The Company also modified certain provisions related to the extension term. In connection with the modifications in the amendment, the Company will pay an upfront payment of $2.9 million, which will cover the rent payment for the extended lease term. Additionally, upon the expiration of the lease term, the Company will receive $0.7 million from Senda for all furniture, fixtures and equipment owned by the Company that will remain at the lease property.

The Company recognizes the rental expense on a straight-line basis over the life of the respective lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. Rent expense under both lease agreements for the years ended December 31, 2021 and 2020 was $3.3 million and $2.2 million, respectively.

As of December 31, 2021, the future minimum lease payments for the Company’s facility operating leases for each of the years ending December 31 were as follows (in thousands):

2022	$3,013
2023	10,711
2024	11,766
2025	10,879
2026	11,205
Thereafter	148,290
Total minimum lease payments	$195,864

On November 4, 2021, the Company entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, Cambridge, Massachusetts, 02142. The term of the lease is estimated to begin on December 15, 2022 and end on January 1, 2037, subject to certain extension rights. The base rent for the leased space will be $115.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the lease, and other potential adjustments based on the Company’s utilization of certain tenant improvement allowances. In accordance with the lease agreement, the Company paid

$0.8 million upon the execution of the lease, which will offset the first month's rent. As of December 31, 2021, the future minimum non-cancelable lease payments amount to approximately $190.5 million over the lease term are reflected in the table above.

10. License agreements

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

During the year ended December 31, 2021, the Company recognized expense of $0.1 million for the license maintenance fees, milestone payment, and the reimbursable patent costs under the agreements. The milestone obligation was incurred upon the achievement of a milestone event pursuant to the exclusive license agreement. During the year ended December 31, 2020, the Company recognized expense of $0.1 million for the license maintenance fees and the reimbursable patent costs under the agreements. There was an immaterial amount of outstanding payment due to WIBR as of December 31, 2021, and there was no outstanding payment due to WIBR as of December 31, 2020.

The annual maintenance fees are recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development. As mentioned above, a milestone event was achieved during the year ended December 31, 2021, and the related milestone payment was recorded as research and development expense during the period. As the triggering of these milestone payments was not considered probable during 2020, no expense has been recorded for these milestones during the year ended December 31, 2020.

The royalty payments and the sublicense non-royalty payments are contingent upon sales of license products or execution of a sublicence agreement under the WIBR Exclusive and Co-Exclusive Licenses. As such, when such expenses are considered probable and estimable at the commencement of sales or execution of a sublicense agreement, the Company will accrue royalty expense and sublicence non-royalty payments, as applicable, for the amount the Company is obligated.

Acuitas Therapeutics, Inc.

In October 2020, the Company entered into a development and option agreement (the “Development and Option Agreement”) with Acuitas Therapeutics, Inc. (“Acuitas”). Under the terms of the Development and Option Agreement, the parties agreed to jointly develop certain products combining the Company’s gene modulating therapeutics with Acuitas' lipid nanoparticles. Additionally, in accordance with the Development and Option Agreement, the Company has options to obtain non-exclusive, worldwide, sublicensable licenses under Acuitas’ patents and know-how related to lipid nanoparticle technology (“Acuitas LNP Technology”) with respect to two specified targets (e.g., OEC constructs) (“Reserved Targets”) to develop and commercialize one or more therapeutic products relating to such targets. For each option and Reserved Target, the Company is obligated to pay an annual technology access fee and target reservation and maintenance fees collectively in the low-mid six figures until such Reserved Target is removed from the Reserved Target list or until the Company exercises an option with respect to such Reserved Target. In the event that the Company exercises the options, the Company will pay $1.5 million for the first non-exclusive license and $1.75 million for the second non-exclusive license. Under the terms of the Development and Option Agreement, the Company is also responsible for the full-time equivalent ("FTE") funding obligations, which is expected to be approximately $0.4 million per year, and reimbursements to Acuitas for certain development and material costs incurred by them.

In March 2021, the Company exercised the first option under the Development and Option Agreement and entered into a non-exclusive license agreement with Acuitas (the “Acuitas License Agreement”) under which the Company was granted a non-exclusive, worldwide, sublicensable license under the Acuitas LNP Technology to research, develop, manufacture, and commercially exploit products consisting of the Company’s gene modulating therapeutics and Acuitas’ lipid nanoparticles. In connection with the option exercise, the Company incurred an expense for the option exercise fee of $1.5 million. Under the Acuitas License Agreement, the Company is required to pay Acuitas an annual license maintenance fee in the high six figures until the Company achieves a certain development milestone. Acuitas is entitled to receive potential clinical and regulatory milestone payments of up to $18.0 million in the aggregate. With respect to the sale of each licensed products, the Company is also obligated to pay Acuitas low single digit percentage royalties on net sales of the licensed products by the Company and its affiliates and sublicensees in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product.

During the year ended December 31, 2021, the Company recorded an aggregate of $3.3 million of research and development expenses, consisting of the expenses incurred for the option exercise fee, technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, the material costs and the reimbursable costs. During the year ended December 31, 2020, the Company recorded an aggregate of $0.8 million of research and development expenses, consisting of the expenses incurred for technology access fees, target reservation and maintenance fees, and the costs of services performed by Acuitas, the material costs and the reimbursable costs.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. As the triggering of these milestone payments was not considered probable during the year ended December 31, 2021, no expense has been recorded for these milestones during the period. The royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement, and when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

11. Collaboration agreement

In November 2021, the Company entered into a five-year collaboration agreement with PMCo, an affiliate of Flagship, under which PMCo was granted an exclusive license covering specified patent rights of the Company’s lipid nanoparticle technology to develop one or more therapeutic products to treat diseases related to the cystic fibrosis transmembrane conductance regulator gene, like cystic fibrosis. Under the terms of the agreement, the Company will perform certain research activities in accordance with the research plan, and PMCo will be solely responsible for, at its sole cost and expense, and will have sole discretion with respect to, developing, manufacturing, seeking regulatory approval for and commercializing licensed products. The Company expects to receive approximately $3.5 million in cost reimbursement over the course of the next two to three years to fund the related research and development activities. The research plan funding may be adjusted upon mutual written agreement from both parties. Additionally, in the event PMCo is acquired or sold, the Company is entitled to receive a portion of the proceeds of such transaction, subject to various reductions and other amounts payable in accordance with the agreement.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, PMCo, is a customer. The Company determined that the research activities and the exclusive license granted under the collaboration agreement is considered as a single performance obligation, and therefore, the transaction price was allocated entirely to the single performance obligation. The Company recognizes revenue related to the single performance obligation over time as the underlying services are performed and/or external costs are incurred.

The transaction price as of the inception of the contract was determined to be $3.5 million based on the estimated required efforts to fulfill the performance obligation. As of December 31, 2021, the remaining transaction price is estimated to be $3.4 million, which is expected to be recognized as revenue through 2024.

The Company recognized funded research and collaboration revenue of $0.1 million in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2021. Additionally, the Company recognized $0.1 million of current deferred revenue as of December 31, 2021 based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with collaboration agreement was recorded as research and development expenses.

Pursuant to the agreement, we are entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of December 31, 2021, the Company determined that the proceeds from such transaction was not probable of recognition.

12. Redeemable convertible preferred stock

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

As of December 31, 2020, the Preferred Stock consisted of the following (in thousands, except for share data:

	December 31, 2020
	Preferred Stock Authorized	Preferred stock issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A Preferred Stock	57,125,232	56,775,232	$26,708	$25,500	15,028,741
Series B Preferred Stock	50,000,000	32,399,999	48,517	48,600	8,576,470
	107,125,232	89,175,231	$75,225	$74,100	23,605,211

13. Preferred and common stock

The Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation, which became effective on July 23, 2021. The amendment, among other things, effected a 1-for-3.777776 reverse stock split of the Company’s issued and outstanding common stock, a proportional adjustment to the conversion price for Series A, B and C Preferred Stock and to the exercise prices and number of shares of common stock underlying the outstanding stock options. All share, per share and additional paid in capital amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

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

As of December 31, 2021, the Company has reserved an aggregate of 5,476,484 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 4,844,040 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

14. Equity incentive plan

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of December 31, 2021, there were no shares available for future grants under the 2017 Plan and a total of 4,844,040 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2023, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of December 31, 2021, there were 2,481,751 shares available for future grants under the 2021 Plan, and a total of 632,444 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

In December 2021, the Company's compensation committee approved that the number of shares of its common stock for future issuance under the 2021 Plan to be increased by 4% of the aggregate number of common stock outstanding at December 31, 2021. Such increase was effective on January 1, 2022.

For the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $3.2 million and $0.6 million, respectively, allocated to research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2021	2020
Research and development	$1,205	$299
General and administrative	1,979	338
Total stock-based compensation expense	$3,184	$637

Stock options

The assumptions used in the Black-Scholes option-pricing model for stock options granted were as follows:

	Year ended December 31,
	2021	2020
Expected volatility%	76.73% - 80.18%	72.44 - 79.02%
Weighted-average risk-free interest rate%	1.12%	1.00%
Expected dividend yield%	0.00%	0.00%
Weighted-average expected term (in years)	6.09	5.91

A summary of option activity under the Company's equity incentive plans during the year ended December 31, 2021 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (in thousands)
Outstanding as of January 1, 2021	3,049,875	$1.10	8.86	$4,467
Granted	2,967,648	8.39
Exercised	(266,216)	1.03
Forfeitures	(274,823)	4.08
Outstanding as of December 31, 2021	5,476,484	4.90	8.64	39,325
Vested and expected to vest as of December 31, 2021	5,476,484	4.90	8.64	39,325
Exercisable as of December 31, 2021	1,324,664	0.93	7.83	13,780

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2021.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $5.71 and $1.05, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $1.8 million and $0.4 million, respectively.

As of December 31, 2021, there was $14.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted stock

In 2017, the Company issued 1,985,295 shares of restricted common stock to certain scientific founders, having a fair value of $0.8 million, and subject to vesting over a period of 4 years.

If the holders of restricted common stock cease to have a business relationship with the Company prior to the vesting of such shares, the Company may reacquire any unvested shares of common stock held by these individuals for the original purchase price, and in certain instances for no consideration. The unvested shares of restricted common stock are not considered outstanding shares for accounting purposes until the shares vest.

As the restricted stock was fully vested in 2020, there was no remaining unrecognized stock-based compensation expense related to restricted stock as of December 31, 2021.

15. Net loss per share attributable to common stockholders

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Year ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(68,280)	$(29,447)
Denominator:
Weighted average number of common stock, basic and diluted	22,404,058	3,906,168
Net loss per common stock attributable to common stockholders, basic and diluted	$(3.05)	$(7.54)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2021	2020
Redeemable convertible preferred stock	—	23,605,211
Outstanding options to purchase common stock	5,476,484	3,049,875
Warrants	—	92,647
Total	5,476,484	26,747,733

16. Income taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	7.6	7.7
Research and development tax credits	3.0	2.8
Nondeductible/ nontaxable permanent items	(0.9)	(0.5)
Change in valuation allowance	(30.8)	(30.8)
Other	0.1	(0.2)
Effective income tax rate%	0%	0%

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$34,194	$17,320
Research and development credit carryforwards	5,638	2,424
Accrued expenses	879	539
Stock-based compensation	528	9
Intangibles	152	167
Total deferred tax assets	41,391	20,459
Less: valuation allowance	(41,203)	(20,217)
Deferred tax assets, net	188	242
Deferred tax liabilities:
Depreciation	(182)	(242)
Unrealized gain/loss	(6)	—
Total deferred tax liabilities	(188)	(242)
Net deferred taxes	$—	$—

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2021 and 2020. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance as of December 31, 2021 and 2020. The valuation allowance increased by $21.0 million in 2021, due to the increase in deferred tax assets, primarily resulting from the net operating loss carryforwards, research and development tax credits, stock based compensation expense and deductible accrued expenses.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize net operating loss and research and development credit carryforwards in the future.

As of December 31, 2021, the Company had $125.8 million of federal and $123.0 million of state net operating loss carryforwards. If not utilized, both the federal and state net operating loss carryforwards have components that begin to expire starting in 2036. Of the $125.8 million federal net operating loss carryforwards, $120.3 million of net operating loss generated from 2018 to 2021 will not expire. Additionally, as of December 31, 2021, the Company had $3.4 million of federal and $2.8 million of Massachusetts tax credits that expire starting in 2036 and 2031, respectively.

As of December 31, 2020, the Company had $63.6 million of federal and $62.6 million of state net operating loss carryforwards. If not utilized, both the federal and state net operating loss carryforwards have components that begin to expire starting in 2036. Of the $63.6 million federal net operating loss carryforwards, $58.1 million of net operating loss generated from 2018 to 2020 will not expire. Additionally, as of December 31, 2020, the Company had $1.4 million of federal and $1.3 million of Massachusetts tax credits that expire starting in 2036 and 2031, respectively.

As of December 31, 2021 and 2020, the Company had no uncertain tax positions. The Company will recognize both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company filed income tax returns in the United States and the Commonwealth of Massachusetts in all tax years since inception. The tax years 2020 and 2019 remain open to examination by these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The Company is not currently under examination by the Internal Revenue Service or any other taxing authority for these years.

17. Related party transactions

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 54% of the Company's outstanding voting stock as of December 31, 2021. Flagship historically provided management services (accounting, human resources, information technology, legal and consultation) to the Company. Flagship is also reimbursed for certain expenses, including insurance and benefits, partner and related fees, and software licenses incurred on the Company’s behalf. For the years ended December 31, 2021 and 2020, the Company incurred $1.0 million and $0.9 million, respectively, primarily for the management services fees and reimbursable expenses. These expenses are recorded as related party expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2021, there was an immaterial amount of outstanding payment due to Flagship; as of December 31, 2020, the Company did not have any outstanding payments due to Flagship.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to LARONDE, Inc. (“LARONDE”, formerly known as VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc (“Cygnal”), approximating $1.3 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of $2.0 million and 0.6 million, which was recorded as a reduction of rental expenses, during the years ended December 31, 2021 and 2020, respectively. Such rental income was reflected as a reduction of related party expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2021 and 2020, there was no outstanding receivable due from LARONDE.

In September 2019, the Company sublet approximately 1,445 square feet of its 325 Vassar Street facility to Cygnal, which is an affiliate of Flagship, for two years. The lease term can continue on a month-to-month basis until advanced notice is provided to the Company. Upon the lease term ended in September 2021, Cygnal elected to continue leasing the space until December 2022. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, approximating $0.1 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of $0.2 million and $0.1 million, which was recorded as reduction of rental expenses, during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, there was no outstanding receivable due from Cygnal.

Refer to other related party transactions as described in Note 9, Commitments and contingencies, Note 10, License agreements and Note 11, Collaboration agreement.

18. Employee benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company is not required to make and has not made any matching contributions to the 401(k) Plan to date.