Form 10-Q
period 2022-03-31
Omega Therapeutics, Inc.
filed 2022-05-04
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 47,848,455 shares of common stock, $0.001 par value per share, outstanding.

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
•
Preclinical development is uncertain, especially for a new class of medicines such as epigenomic controllers, and therefore our preclinical programs or development candidates may be delayed, terminated, or may never advance into the clinic, any of which may have a material adverse impact on our platform or our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Omega Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$105,648	$186,482
Marketable securities	95,149	38,845
Accounts receivable, due from related party	395	257
Prepaid expenses and other current assets	5,265	3,702
Total current assets	206,457	229,286
Property and equipment, net	3,936	3,605
Operating lease right-of-use assets, net	6,443	—
Restricted cash	341	341
Other assets	124	101
Total assets	$217,301	$233,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,051	$2,109
Accrued expenses	9,003	9,475
Other current liabilities	372	399
Lease liabilities, current	2,129	—
Total current liabilities	13,555	11,983
Lease liabilities, non-current	2,172	—
Long-term debt, net	19,880	19,869
Other liabilities	340	853
Total liabilities	35,947	32,705
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 47,840,045 and 47,793,469 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	336,834	335,147
Accumulated other comprehensive loss	(859)	(62)
Accumulated deficit	(154,669)	(134,505)
Total stockholders’ equity	181,354	200,628
Total liabilities and stockholders’ equity	$217,301	$233,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue from related party	$268	$—
Operating expenses:
Research and development	14,191	9,748
General and administrative	5,406	2,745
Related party expense, net	630	449
Total operating expenses	20,227	12,942
Loss from operations	(19,959)	(12,942)
Other expense, net:
Interest expense, net	(155)	(212)
Change in fair value of warrant liability	—	(330)
Other expense, net	(50)	(4)
Total other expense, net	(205)	(546)
Net loss	$(20,164)	$(13,488)
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.42)	$(3.00)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	47,807,209	4,496,657
Comprehensive loss:
Net loss	$(20,164)	$(13,488)
Other comprehensive loss:
Unrealized loss on marketable securities	(797)	—
Comprehensive loss	$(20,961)	$(13,488)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	COMMON STOCK		ADDITIONAL			TOTAL
	SHARES	PAR VALUE	PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS' EQUITY
As of January 1, 2022	47,793,469	$48	$335,147	$(62)	$(134,505)	$200,628
Issuance of common stock for options exercised	46,576	—	83	—	—	83
Other comprehensive loss	—	—	—	(797)	—	(797)
Stock-based compensation	—	—	1,604	—	—	1,604
Net loss	—	—	—	—	(20,164)	(20,164)
As of March 31, 2022	47,840,045	$48	$336,834	$(859)	$(154,669)	$181,354

	PREFERRED STOCK - SERIES A		PREFERRED STOCK - SERIES B		PREFERRED STOCK - SERIES C		COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY (DEFICIT)
As of January 1, 2021	56,775,232	$26,708	32,399,999	$48,517	—	—	4,465,351	$5	$1,592	$(66,225)	$(64,628)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $132	—	—	—	—	41,833,328	125,368	—	—	—	—	—
Issuance of common stock for options exercised	—	—	—	—	—	—	80,460	—	45	—	45
Stock-based compensation	—	—	—	—	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	—	—	—	—	(13,488)	(13,488)
As of March 31, 2021	56,775,232	$26,708	32,399,999	$48,517	41,833,328	$125,368	4,545,811	$5	$1,831	$(79,713)	$(77,877)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(20,164)	$(13,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	376	302
Amortization of debt issuance costs and debt discount	12	42
Noncash lease expense	850	—
Accretion of discounts on marketable securities	314	—
Change in fair value of warrant liability	—	330
Change in fair value of success fee obligation	—	3
Stock-based compensation expense	1,604	194
Deferred rent	—	(25)
Changes in operating assets and liabilities:
Accounts receivable due from related party	(138)	—
Prepaid expenses and other current assets	(1,563)	(966)
Other assets	(2,923)	(45)
Accounts payable	(58)	2,291
Accrued expenses and other current liabilities	(1,329)	818
Other liabilities	(331)	(5)
Net cash used in operating activities	(23,350)	(10,549)
Investing activities
Purchases of property and equipment	(152)	(48)
Purchases of marketable securities	(57,415)	—
Net cash used in investing activities	(57,567)	(48)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	125,500
Payments for preferred stock issuance costs	—	(132)
Proceeds from exercise of stock options	83	45
Net cash provided by financing activities	83	125,413
Net change in cash, cash equivalents and restricted cash	(80,834)	114,816
Cash, cash equivalents and restricted cash—beginning of period	186,823	23,292
Cash, cash equivalents and restricted cash—end of period	$105,989	$138,108
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$105,648	$137,767
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$105,989	$138,108
Supplemental disclosures of cash flow information
Cash paid for interest	$238	$164
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment included in accounts payable and accrued expenses	$555	$416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company expects that its cash, cash equivalents and marketable securities of $200.8 million at March 31, 2022 will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

COVID-19-Related Significant Risks and Uncertainties

With the global COVID-19 pandemic continuing through the first quarter of 2022, the Company is following, and plans to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. To provide a safe work environment for its employees, the Company has implemented various measures to promote for social distancing, encourage employees to work remotely when possible, increase sanitization of its facilities and provide personal protective equipment for its employees. The Company expects to continue incurring additional costs to ensure it adheres to the guidelines instituted by the federal, state and local governments and to provide a safe working environment to its onsite employees.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the three months ended March 31, 2022, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). All amounts herein are expressed in U.S. dollars (“USD”) unless otherwise noted.

2. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying financial statements include the accounts of Omega Therapeutics, Inc. and its wholly owned subsidiary, Omega Therapeutics Security Corporation, which is a Massachusetts subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited financial statements have been prepared on the same basis as audited financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been consolidated or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022 (the “2021 10-K”).

The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances.

Significant estimates and assumptions reflected in these unaudited financial statements include, but are not limited to, the selection of useful lives of property and equipment, the fair values of certain financial instruments issued prior to the IPO (common stock, redeemable convertible preferred stock, and warrants), the fair value of the success fee obligation, and stock-based compensation. Actual results could differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the Company’s audited financial statements included in the 2021 10-K. There have been no material changes to the significant accounting policies during the three months ended March 31, 2022.

Recently Adopted Accounting Pronouncements

Leases

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

The Company adopted ASU 2016-02, and related amendments, on January 1, 2022 using the effective date transition method. As such, the adoption of ASU 2016-02 did not change the classification of any of the existing leases as of the transition date, and the prior period results are not adjusted or restated and continue to be reported in accordance with ASC Topic 840: Leases (“Topic 840”). The Company has elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The Company also elected not to separate lease and non-lease components and not to recognize leases with an initial term of 12 months or less.

The Company has real estate leases for its corporate offices and lab space located in Cambridge, Massachusetts. It determines if an arrangement is a lease at contract inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. Lease payments are typically fixed and escalate over time. Variable payments relate to the Company’s usage or share of the lessor’s operating costs associated with the underlying asset and are recognized as incurred. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company uses its incremental borrowing rate to calculate the lease liability when the implicit rate is not readily determinable. Lease expense is recognized on a straight-line basis over the lease term.

Upon the adoption of this standard, the Company recorded operating lease right-of-use assets of $4.4 million and corresponding operating lease liabilities of $5.1 million as of January 1, 2022. The difference between the value of the right-of-use assets and lease liabilities is due to the reclassification of existing deferred rent and unamortized lease incentives as of January 1, 2022. The adoption of this standard did not materially impact the condensed consolidated statement of operations and comprehensive loss and statement of cash flows as of the adoption date and for the periods presented. Refer to Note 9, Commitments and contingencies, for further discussion.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Adoption of the standard requires certain changes to be made prospectively and certain others to be made retrospectively. The Company adopted ASU 2019-12 on January 1, 2022. The adoption of this standard did not result in any material impact on the Company's financial statements.

3. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	March 31, 2022
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$96,008	$(859)	$95,149

	December 31, 2021
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$38,907	$(62)	$38,845

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2022, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three months ended March 31, 2022 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the year. The Company did not hold any marketable securities as of March 31, 2021.

The aggregate fair value of marketable securities that will mature within and after 12 months of March 31, 2022 totaled $80.1 million and $15.0 million respectively. As of March 31, 2022, the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at March 31, 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid rent	$825	$825
Prepaid insurance	869	1,500
Prepaid software	132	143
Prepaid clinical expenses	222	0
Prepaid research and development	1,289	534
Prepaid other	745	436
Other receivables	1,183	264
Prepaid expenses and other current assets	$5,265	$3,702

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Leasehold improvements	$1,378	$1,378
Lab equipment	4,957	4,822
Furniture and fixtures	1,090	1,073
Computer equipment	129	129
Construction in process	609	54
Total property and equipment	8,163	7,456
Less accumulated depreciation	(4,227)	(3,851)
Property and equipment, net	$3,936	$3,605

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.3 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Employee related expenses	$1,051	$2,545
Research costs	2,258	5,640
Manufacturing costs	3,489	—
Professional and consulting fees	1,094	759
Interest	67	31
Other	1,044	500
Total	$9,003	$9,475

7. Term Loan

On March 9, 2018 (“Closing Date”), the Company entered into the Loan Agreement with Pacific Western Bank (“PWB”) to initially borrow $8.0 million. In conjunction with the Loan Agreement, the Company issued a warrant to PWB to purchase up to 200,000 shares of Series A Preferred Stock at the strike price of $0.50 per share. The warrant was exercisable for a 10-year period.

On September 30, 2019, the Company entered into an amendment to the Loan Agreement (the “First Amendment”), in which PWB made an additional term loan to the Company in an aggregate principal amount of $12.0 million. In conjunction with the First Amendment, the Company also issued a warrant to purchase 350,000 shares of Series A Preferred Stock, which effectively restated and replaced the original warrant agreement. The strike price of the amended warrant is $0.50 per share, and the term remains unchanged, expiring in March 2028. As the warrants issued were freestanding financial instruments that were exercisable for contingently redeemable shares, they were initially recorded at fair value on the date of issuance as a liability, with a corresponding discount recorded against the face value of the term loan. The discount was accreted against the face value of the term loan over its remaining term as additional interest expense. The change in estimated fair value of the warrants during the period was remeasured at each reporting date and recognized as a component of other expense, net in the condensed consolidated statements of operations and comprehensive loss.

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

In accordance with the Third Amendment, the Company was required to pay a success fee of $0.2 million upon the occurrence of a specified liquidity event, including an IPO. The Company determined that this obligation represented a freestanding financial instrument, and accordingly, the success fee obligation was classified as a liability on the

Company’s condensed consolidated balance sheet as of December 31, 2020 and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the condensed consolidated statements of operations and comprehensive loss. The fair value of such obligation was remeasured at the end of each reporting period until the liability was settled, for which it was settled and paid in August 2021 upon the completion of the IPO.

On December 20, 2021, the Company entered into an amendment to the Loan Agreement (the "Fourth Amendment"), in which PWB made an additional term loan in an aggregate principal amount of $20.0 million. The proceeds of the term loan pursuant to the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million; the remaining cash proceeds of $8.0 million was used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan will be on September 30, 2025, and it will be repaid beginning on September 30, 2023 in twenty-four equal monthly installments, including interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. The Company incurred $15 thousand of debt issuance costs, which was recorded as a direct reduction against the additional term loan and amortized over the life of the associated term loan as a component of interest expense using the effective interest method. Pursuant to the Fourth Amendment, the Company is also required to pay a success fee, ranging from $0.1 million to $0.2 million depending on the timing in achieving a specified liquidity event. The Company determined that this obligation represented a freestanding financial instrument, and it was classified as a liability on the Company’s condensed consolidated balance sheet and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the condensed consolidated statements of operations and comprehensive loss. The fair value of such obligation is remeasured at the end of each reporting period until the liability is settled.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, the Company is subject to certain affirmative and negative covenants to which the Company will remain subject until maturity.

As of March 31, 2022, the full amount of $20.0 million of the term loan was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands): .

	March 31,	December 31,
	2022	2021
Principal	$20,000	$20,000
Unamortized debt discount	(120)	(131)
Net carrying amount	$19,880	$19,869

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 7.51% for the period from the date of issuance through March 31, 2022. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$275	$180
Amortization of debt issuance costs and debt discount	12	42
Total interest expense	$287	$222

At March 31, 2022 and December 31, 2021, accrued interest on the term loan was $67 thousand and $31 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2022 (remaining 9 months)	$—
2023	2,500
2024	10,000
2025	7,500
Total	$20,000

8. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$53,715	$—	$—	$53,715
Marketable securities	—	95,149	—	95,149
Total	$53,715	$95,149	$—	$148,864

Financial Liabilities
Success fee obligation	$—	$—	$141	$141

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$110,864	$—	$—	$110,864
Marketable securities	—	38,845	—	38,845
Total	$110,864	$38,845	$—	$149,709

Financial Liabilities
Success fee obligation	$—	$—	$105	$105

In accordance with the Fourth Amendment of the Loan Agreement with PWB, the Company will be required to pay a success fee upon the achievement of a certain liquidity event; accordingly, the related obligation is recorded as current liabilities on the condensed consolidated balance sheets as it is deemed more probable than not by the Company to be settled in less than one year. The fair value of the success fee obligation was determined using the probability-weighted expected return method. The key estimates and assumptions impacting the fair value included the probability of achieving a specified liquidity event, the expected timing of achieving a liquidity event and the discount rate. The fair value of the success fee obligation is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss, until such liability was settled.

The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligations as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Discount rate	5.5%	5.5%
Expected timing of achieving liquidity events (years)	0.3 - 1.5	0.6 - 1.8
Probability of achieving liquidity events	50% -50%	10% -90%

The following table provides a roll-forward of the fair values of the Company’s success fee obligation for which fair value is determined by Level 3 inputs (in thousands):

Success fee obligation from the Fourth Amendment
Fair value at January 1, 2022	$105
Change in fair value	36
Fair value at March 31, 2022	$141

9. Commitments and contingencies

Leases

The Company has the following operating leases for its corporate offices and lab space located in Cambridge, Massachusetts.

325 Vassar Street

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

20 Acorn Park Drive

On July 13, 2020, the Company entered into a Shared Space Arrangement (“the Arrangement”) with Senda Biosciences, Inc. (“Senda”, also formerly known as Kintai Therapeutics, Inc.) to share one-third of Senda’s 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Senda is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The Arrangement commenced on August 1, 2020, and continues through July 31, 2022 with two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. In January 2022, the Company entered into an amendment to the Arrangement with Senda to exercise the option to renew the lease term for another 12 months. The lease term will now expire in July 2023. The Company also modified certain provisions related to the extension term. In connection with the modifications in the amendment, the Company made an upfront payment of $2.9 million, which will cover the rent payment for the extended lease term. Additionally, upon the expiration of the lease term, the Company will receive $0.7 million from Senda for all furniture, fixtures and equipment owned by the Company that will remain at the lease property.

One Charles Park

On November 4, 2021, the Company entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, Cambridge, Massachusetts, 02142. The term of the lease is estimated to begin in the first quarter of 2023 and end on January 1, 2037, subject to certain extension rights. The base rent for the leased space will be $115.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the lease, and other potential adjustments based on the Company’s utilization of certain tenant improvement allowances. In accordance with the lease agreement, the Company paid $0.8 million upon the execution of the lease, which will offset the first month's rent. Since the lease has not yet commenced, no right-of-use assets or lease liabilities were recognized on the Company’s condensed consolidated balance sheet as of March 31, 2022. Furthermore, the lease is excluded from the Disclosures under Topic 842 below.

Disclosures under Topic 842

As of March 31, 2022, the right-of-use assets associated with the Company’s operating leases were $6.4 million, which were recorded separately on the Company’s condensed consolidated balance sheet. The corresponding operating lease liabilities were $4.3 million as of March 31, 2022, of which $2.1 million were recorded in current liabilities and $2.2 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.

The right-of-use assets represent the Company’s right to use an underlying asset during the lease term and the related lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Both the right-of-use assets and the corresponding liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate based on the interest rate from the amended Term Loan, which was fully collateralized.

The following table summarizes the components of the lease expenses for the three months ended March 31, 2022 (in thousands).

Three Months Ended
March 31, 2022
Operating lease expense	$913
Variable lease expense	411
Total lease expense	$1,324

The variable lease expenses generally include common area maintenance, utilities and property taxes. Of the total lease expense, $1.0 million was recorded within research and development expenses and $0.3 million was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022. There were no short-term lease costs in the three months ended March 31, 2022.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

As of
March 31, 2022
Weighted average remaining lease term (years)	2.2
Weighted average discount rate	5.5%

Supplemental cash flow information relating to the Company's leases for the three months ended March 31, 2022 were as follows (in thousands):

Three Months Ended
March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$3,748
Operating lease assets obtained in exchange for lease liabilities	$4,393

As of March 31, 2022, the estimated minimum lease payments for 325 Vassar and 20 Acorn Park for each of the years ending December 31 were as follows (in thousands):

2022 (remaining 9 months)	$1,789
2023	1,563
2024	1,205
Total minimum lease payments	4,557
Less: Imputed interest	(256)
Present value of operating lease liabilities	$4,301

Since the lease for One Charles Park had not yet commenced as of March 31, 2022, the estimated minimum lease payments are not included in the table above. Estimated minimum lease payments for One Charles Park are $0.4 million, $9.1 million, $10.6 million, $10.9 million, $11.2 million and $148.3 million for the remainder of 2022, 2023, 2024, 2025, 2026 and thereafter, respectively. The Company intends to sublease a portion of this facility to supplement its growth plan.

Disclosures related to periods prior to Topic 842

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

For both of the three-month periods ended March 31, 2022 and 2021, the Company recognized expenses of less than $0.1 million for the license maintenance fees. There was no outstanding payment due to WIBR as of March 31, 2022 and an immaterial amount outstanding as of December 31, 2021.

The annual maintenance fees will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development. During the three months ended March 31, 2022 and 2021, the triggering of such milestone payments was not considered probable; as such, no expense has been recorded for these milestones during these periods. Lastly, the royalty payments and the sublicense non-royalty payments are contingent upon sales of licensed products or execution of a sublicence agreement under the WIBR Exclusive and Co-Exclusive Licenses. As such, when such expenses are considered probable and estimable at the commencement of sales or execution of a sublicense agreement, the Company will accrue royalty expense and sublicence non-royalty payments, as applicable, for the amount the Company is obligated.

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

During the three months ended March 31, 2022 and 2021, the Company recorded an aggregate of $0.3 million and $1.6 million of research and development expenses, respectively, consisting of the option exercise fee, the costs of services performed by Acuitas, the material costs and the reimbursable costs incurred.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. As the triggering of these milestone payments was not considered probable during the three months ended March 31, 2022 and 2021, no expense has been recorded for these milestones during the periods. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

The transaction price as of the inception of the contract was determined to be $3.5 million based on the estimated required efforts to fulfill the performance obligation. As of March 31, 2022, the remaining transaction price is estimated to be $3.1 million, which is expected to be recognized as revenue through 2024.

The Company recognized funded research and collaboration revenue of $0.3 million in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2022. Additionally, the Company recognized $0.2 million of current deferred revenue as of March 31, 2022 based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, we are entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of March 31, 2022, the Company determined that the proceeds from such transaction was not probable of recognition.

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

13. Preferred and Common Stock

The Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation, which became effective on July 23, 2021. The amendment, among other things, effected a 1-for-3.777776 reverse stock split of the Company’s issued and outstanding common stock, a proportional adjustment to the conversion price for Series A, B and C Preferred Stock and to the exercise prices and number of shares of common stock underlying the outstanding stock options. All share, per share and additional paid in capital amounts for all periods presented in the accompanying unaudited financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

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

As of March 31, 2022, the Company has reserved an aggregate of 7,564,597 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 4,769,008 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

14. Equity Incentive Plan

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of March 31, 2022, there were no shares available for future grants under the 2017 Plan and a total of 4,769,008 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2023, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of March 31, 2022, there were 2,258,800 shares available for future grants under the 2021 Plan, and a total of 2,795,589 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$824	$63
General and administrative	780	131
Total stock-based compensation expense	$1,604	$194

Stock Options

A summary of option activity under the Company’s equity incentive plans during the three months ended March 31, 2022 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (in thousands)
Outstanding as of January 1, 2022	5,476,484	$4.90	8.64	$39,325
Granted	2,189,615	9.98
Exercised	(46,576)	1.78
Forfeitures	(54,926)	11.37
Outstanding as of March 31, 2022	7,564,597	6.35	8.85	14,446
Vested and expected to vest as of March 31, 2022	7,564,597	6.35	8.85	14,446
Exercisable as of March 31, 2022	1,971,884	2.18	7.93	8,016

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of March 31, 2022.

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2022 was $6.75. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 was $0.3 million.

As of March 31, 2022, there was $27.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(20,164)	$(13,488)
Denominator:
Weighted average number of common stock, basic and diluted	47,807,209	4,496,657
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.42)	$(3.00)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Redeemable convertible preferred stock	—	34,678,733
Outstanding options to purchase common stock	7,564,597	5,127,762
Warrants	—	92,647
Total	7,564,597	39,899,142

16. Income Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods, however, we have no assurance that the provision will be repealed or otherwise modified. Management does not believe it would result in a taxable position for the Company if this change is adopted, or have a material impact on the Company's financial statements.

17. Related Party Transactions

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 54% of the Company’s outstanding voting stock as of March 31, 2022. Flagship historically provided management services (accounting, human resources, information technology, legal and consultation) to the Company. Flagship is also reimbursed for certain expenses, including insurance and benefits, partner and related fees, and software licenses incurred on the Company’s behalf. During the three months ended March 31, 2022 and 2021, the Company incurred $0.4 million and $0.2 million, respectively, primarily for the management services fees and other reimbursable expenses. These expenses are recorded as related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022 and December 31, 2021, there was an immaterial amount of outstanding payments due to Flagship.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to LARONDE, Inc. (“LARONDE”, formerly known as VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”), approximating $1.3 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income, which was recorded as a reduction of rental expenses, of $0.8 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from LARONDE as of March 31, 2022 and December 31, 2021.

In September 2019, the Company sublet approximately 1,445 square feet of its 325 Vassar Street facility to Cygnal, which is an affiliate of Flagship, for two years. The lease term can continue on a month-to-month basis until advanced notice is provided to the Company. Upon the lease term ended in September 2021, Cygnal elected to continue leasing the space until December 2022. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, approximating $0.1 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of less than $0.1 million during both of the three-month periods ended March 31, 2022 and 2021, which was recorded as a reduction of rental expenses. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from Cygnal as of March 31, 2022 and December 31, 2021.

Refer to other related party transactions as described in Note 9, Commitments and contingencies, Note 10, License agreements and Note 11, Collaboration agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission, or SEC, on March 10, 2022 (the “2021 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the “Special Note Regarding Forward-Looking Statements” section of this Quarterly Report.

Overview

Omega Therapeutics is pioneering a systematic approach to use mRNA therapeutics as programmable epigenetic medicines by leveraging our OMEGA Epigenomic Programming platform (“OMEGA platform”). mRNA refers to Messenger RNA, a single-stranded RNA (ribonucleic acid that carries instructions for the synthesis of proteins) corresponding to the sequence of a gene. Our OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism's life from cell genesis, growth and differentiation to cell death. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as the “control room” of biology. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, which are programmable and modular epigenetic medicines, called Omega Epigenomic Controllers, or OECs, to target EpiZips for Precision Genomic Control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions. Our pipeline currently consists of early-stage, preclinical programs that span oncology, multigenic diseases including immunology, regenerative medicine, and select monogenic diseases. We have conducted in vivo preclinical studies of our OECs in multiple disease models for various indications, including hepatocellular carcinoma, or HCC, non-small cell lung cancer, or NSCLC, and acute respiratory distress syndrome, or ARDS, and we expect to conduct in vivo preclinical studies for multiple additional programs. We initiated investigational new drug application (“IND”) enabling studies for multiple programs in 2021, and we are aiming to submit an IND for our OEC candidate for the treatment of HCC and declare two OEC development candidates in the middle of 2022. We are also planning to submit an IND for another OEC candidate in the second half of 2022 or early 2023.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $200.8 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

We expense research and development costs as incurred. Costs for research and development activities are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our unaudited financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs such as bonuses and benefits, including stock-based compensation, for personnel in our executive, finance, legal, human resources, corporate business development, and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, information technology, auditing, tax, consulting services, insurance and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Related party expense, net

Related party expense, net consists primarily of fees paid to Flagship for their management services provided to us, as well as reimbursements for certain expenses, including insurance and benefits, general consulting, and software licenses incurred on our behalf. Additionally, our principal office and laboratory space is leased with an affiliate of Flagship, and we also sublease our other office and laboratory space to two other parties which are affiliates of Flagship. The rent expense and costs related to our principal office and laboratory space, including real estate taxes, insurance, and normal maintenance costs, are considered as related party expenses. Such related party expenses are offset with sublease income received from our related parties, which is comprised of base rent and costs related to the subleased premises such as real estate taxes, cost of operations, maintenance, repair, replacement, and property management.

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

Results of operations

Comparison for the three months ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in thousands of dollars and as a percentage.

	Three Months Ended March 31,		$ Increase /
	2022	2021	(Decrease)	% Change
Collaboration revenue from related party	$268	$—	$268	100%
Operating expenses:
Research and development	14,191	9,748	4,443	46%
General and administrative	5,406	2,745	2,661	97%
Related party expense, net	630	449	181	41%
Total operating expenses	20,227	12,942	7,285	56%
Loss from operations	(19,959)	(12,942)	7,017	54%
Other expense, net:
Interest expense, net	(155)	(212)	(57)	(27)%
Change in fair value of warrant liability	—	(330)	(330)	(100)%
Other income (expense), net	(50)	(4)	46	NM
Total other expense, net	(205)	(546)	(341)	(63)%
Net loss	$(20,164)	$(13,488)	$6,676

NM - Not meaningful

Revenue

Revenue was $0.3 million for the three months ended March 31, 2022, which represented the reimbursement received for the costs of our research activities performed, in connection with the collaboration agreement with PMCo. There was no revenue for the three months ended March 31, 2021.

Research and development expenses

Research and development expenses were $14.2 million and $9.7 million for the three months ended March 31, 2022 and 2021, respectively. The following table summarizes our research and development expenses by nature (in thousands).

	Three Months Ended March 31,
	2022	2021
Personnel-related expenses	$4,343	$1,746
Discovery and preclinical development costs, including third-party costs (consultants, contractors, and CDMO)	7,016	4,680
Other research and development costs, including laboratory materials and supplies	1,389	1,113
Costs of licensing technology	1	1,432
Facilities and overhead expenses	1,442	777
Total research and development expenses	$14,191	$9,748

Research and development expenses increased by $4.5 million to $14.2 million for the three months ended March 31, 2022, from $9.7 million for the three months ended March 31, 2021. The increase was primarily driven by the following:

• Increase of $2.6 million in personnel-related expenses due to an increase in the number of employees in the research and development functions to support business growth.

• Increase of $2.3 million in discovery and preclinical development costs and $0.3 million in laboratory materials and supplies attributable to the increasing external manufacturing and research efforts to support the advancement of our pipeline and discovery portfolio, including the initiation of IND-enabling studies.

General and administrative expenses

General and administrative expenses increased by $2.7 million to $5.4 million for the three months ended March 31, 2022, from $2.7 million for the three months ended March 31, 2021. The $2.7 million increase was primarily driven by an increase of $1.3 million in personnel-related expenses, including recruiting fees and stock-based compensation to support business growth. There was an increase of $0.6 million due to increased directors’ and officers’ liability insurance cost. The remaining $0.8 million increase was primarily attributable to higher professional fees and consulting services associated with ongoing business activities.

Related party expense, net

Related party expense, net was $0.6 million for the three-months ended March 31, 2022 and $0.4 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space, management services and other reimbursable expenses to Flagship and certain fees payable to our non-employee directors after we became a public company, offset by the income earned from our sublessees. During the three months ended March 31, 2021, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space and management services and other reimbursable expenses to Flagship, offset by income earned from our sublessees.

Interest expense, net

Interest expense, net was $0.2 million for both the three months ended March 31, 2022 and 2021.

Change in fair value of warrant liability

During the three months ended March 31, 2021, we recorded a $0.3 million expense related to the change in fair value of warrant liability. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock, and we reclassified the carrying value of the warrants from liability to additional paid-in capital on our balance sheet. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, and we issued 82,193 shares of our common stock.

Other expense, net

Other expense, net was not significant for both of the three-month periods ended March 31, 2022 and 2021.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(23,350)	$(10,549)
Net cash used in investing activities	(57,567)	(48)
Net cash provided by financing activities	83	125,413
Net change in cash, cash equivalents, and restricted cash	(80,834)	114,816

Operating activities

Net cash used in operating activities totaled $23.4 million for the three months ended March 31, 2022 compared to net cash used in operating activities of $10.5 million for the three months ended March 31, 2021. The $12.8 million increase in operating cash outflows was primarily attributable to $6.7 million higher net loss recognized during the three months ended March 31, 2022 and higher cash outflows due to changes in operating assets and liabilities, offset by higher non-cash charges including stock-based compensation and amortization of right-of-use assets.

Investing activities

Net cash used in investing activities totaled $57.6 million in the three months ended March 31, 2022 compared to net cash used in investing activities of less than $0.1 million in the three months ended March 31, 2021. The increase was primarily attributable to purchases of marketable securities.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 consisted primarily of the proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2021 consisted primarily of the net proceeds from the issuance of Series C Preferred Stock of $125.4 million.

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

In December 2021, we entered into an amendment to the Loan Agreement, or Fourth Amendment, in which PWB made an additional term loan to us in an aggregate principal amount of $20.0 million. The proceeds of the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million, and the remaining cash proceeds of $8.0 million were used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan is September 30, 2025, and it will be repaid beginning on September 30, 2023 in twenty-four equal monthly installments, including interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. As of March 31, 2022, the interest rate applicable to the term loan was 5.50% and the interest payment on the outstanding term loan was less than $0.1 million per month.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, we are subject to certain affirmative and negative covenants to which we will remain subject to until maturity.

Funding requirements

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $200.8 million. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and into clinical trials for our product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of the Quarterly Report. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

Contractual obligations

There have been no material changes to our contractual obligations as of March 31, 2022 from those disclosed in our 2021 10-K.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 10-K.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 - Summary of Significant Accounting Policies in the notes to the audited financial statements included in our 2021 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our company. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, and the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

We have incurred significant net losses since our inception, including net losses of $68.3 million and $29.4 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $154.7 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for clinical trials of our product candidates.

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

Our existing cash, cash equivalents and marketable securities as of March 31, 2022 will not be sufficient to fund all of our efforts that we plan to undertake. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because all of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

As of March 31, 2022, we had $20.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is September 30, 2025, and we will be required to begin repayment of the loan in 24 equal monthly payments beginning on September 30, 2023. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Pursuant to the terms of the Loan Agreement, interest payment on the outstanding term loan is less than $0.1 million per month, and we are required to pay a success fee of up to $0.2 million upon the occurrence of a specified liquidity event. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common shares that are held by non-affiliates to exceed $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our Annual Reports on Form 10-K;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•
reduced disclosure obligations regarding executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have in the past taken advantage of reduced reporting burdens in our Annual Reports on Form 10-K and intend to continue to do so in the future. In particular, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On August 3, 2021, we completed our IPO. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257794), which was declared effective on July 29, 2021 (the “Registration Statement”).

The net proceeds of approximately $128.1 million from our IPO have been invested in interest-bearing savings accounts. Information related to our intended use of the proceeds from our IPO is included in the “Use of Proceeds” section of our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 2, 2021. There has been no material change in the planned use of the balance of the net proceeds from our IPO as described in such prospectus.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation.	8-K	001-40657	3.1	08/03/2021

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.2	08/03/2021

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

10.1	Amendment to Shared Space Agreement between Omega Therapeutics, Inc. and Senda Biosciences, Inc., dated January 31, 2022.	10-K	001-40657	10.14	03/10/2022

10.2	Employment Agreement by and between Kevin McManus and the Registrant, dated February 3, 2022.					*

10.3	Employment Agreement by and between Ling Zeng and the Registrant, dated March 18, 2022.					*

10.4	Employment Agreement by and between Joshua Reed and the Registrant, dated April 28, 2022.					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omega Therapeutics, Inc.

Date: May 4, 2022	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer
(Principal executive officer)

Date: May 4, 2022	By:	/s/ Roger Sawhney
Roger Sawhney
Chief Financial Officer
(Principal financial and accounting officer)