Form 10-Q
period 2022-06-30
Omega Therapeutics, Inc.
filed 2022-08-04
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 47,853,417 shares of common stock, $0.001 par value per share, outstanding.

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
•
We have invested, and expect to continue to invest, in research and development efforts that further enhance the OMEGA Epigenomic ProgrammingTM platform. Such investments may affect our operating results, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
•
Preclinical development is uncertain, especially for a new class of medicines such as epigenomic controllers, and therefore our preclinical programs or development candidates may be delayed, terminated, or may never advance into the clinic, any of which may have a material adverse impact on our platform or our business.
•
Our product candidate, OTX-2002, was recently cleared by the United States Food and Drug Administration to advance to clinical development. Clinical development of OTX-2002 may be delayed or terminated, and we may never obtain regulatory approval of OTX-2002, which may have a material adverse impact on our platform or our business. Furthermore, clinical development requires substantial capital investment, which we may not be able to support. We may incur unforeseen costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of OTX-2002 and our other product candidates.
•
Our product candidates may be associated with serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.
•
Our ability to manufacture our Omega Epigenomic ControllerTM candidates, or OEC candidates, for preclinical or clinical supply could be limited, especially with the increased demand for the manufacture of mRNA- and LNP-based vaccines to treat COVID-19, which could adversely affect our development plans.
•
Our OEC candidates are based on novel technology and may be complex and difficult to manufacture. We may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management or shipping.
•
We must adapt to rapid and significant technological change and respond to introductions of new products and technologies by competitors to remain competitive.
•
We will rely on third parties for the foreseeable future for the manufacture and supply of materials for our research programs, preclinical studies and clinical trials and we do not have long-term contracts with many of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, including drug supplies for combination therapy, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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
•
We are very early in our development efforts. Most of our product candidates are in preclinical development or discovery, and we recently received FDA clearance for our IND application for OTX-2002 and will enter clinical trials. It will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
Third parties may obtain or control intellectual property rights that may prevent or limit the development of our technology or products. Third-party claims of intellectual property infringement, misappropriation or other violation may result in substantial costs or prevent or delay our development and commercialization efforts.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Omega Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$90,857	$186,482
Marketable securities	82,808	38,845
Accounts receivable, due from related party	581	257
Prepaid expenses and other current assets	8,830	3,702
Total current assets	183,076	229,286
Property and equipment, net	3,958	3,605
Operating lease right-of-use assets, net	5,525	—
Restricted cash	341	341
Other assets	146	101
Total assets	$193,046	$233,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,731	$2,109
Accrued expenses	8,959	9,475
Other current liabilities	252	399
Lease liabilities, current	1,663	—
Total current liabilities	13,605	11,983
Lease liabilities, non-current	1,826	—
Long-term debt, net	19,892	19,869
Other liabilities	339	853
Total liabilities	35,662	32,705
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 47,852,508 and 47,793,469 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	338,923	335,147
Accumulated other comprehensive loss	(1,006)	(62)
Accumulated deficit	(180,581)	(134,505)
Total stockholders’ equity	157,384	200,628
Total liabilities and stockholders’ equity	$193,046	$233,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue from related party	$476	$—	$743	$—
Operating expenses:
Research and development	19,387	11,184	33,659	20,933
General and administrative	6,202	3,637	11,336	6,452
Related party expense, net	741	384	1,562	763
Total operating expenses	26,330	15,205	46,557	28,148
Loss from operations	(25,854)	(15,205)	(45,814)	(28,148)
Other expense, net:
Interest expense, net	(55)	(190)	(210)	(402)
Change in fair value of warrant liability	-	(11)	-	(340)
Other expense, net	(3)	(4)	(52)	(8)
Total other expense, net	(58)	(205)	(262)	(750)
Net loss	$(25,912)	$(15,410)	$(46,076)	$(28,898)
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.54)	$(3.36)	$(0.96)	$(6.36)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	47,849,639	4,588,500	47,828,594	4,542,832
Comprehensive loss:
Net loss	$(25,912)	$(15,410)	$(46,076)	$(28,898)
Other comprehensive loss:
Unrealized loss on marketable securities	(147)	—	(944)	—
Comprehensive loss	$(26,059)	$(15,410)	$(47,020)	$(28,898)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2022	47,793,469	$48	$335,147	$(62)	$(134,505)	$200,628
Issuance of common stock for options exercised	46,576	—	83	—	—	83
Other comprehensive loss	—	—	—	(797)	—	(797)
Stock-based compensation	—	—	1,604	—	—	1,604
Net loss	—	—	—	—	(20,164)	(20,164)
As of March 31, 2022	47,840,045	$48	$336,834	$(859)	$(154,669)	$181,354

Issuance of common stock for options exercised	12,463	—	35		—	35
Other comprehensive loss	—	—	—	(147)	—	(147)
Stock-based compensation	—	—	2,054		—	2,054
Net loss	—	—	—	—	(25,912)	(25,912)
As of June 30, 2022	47,852,508	$48	$338,923	$(1,006)	$(180,581)	$157,384

	PREFERRED STOCK - SERIES A		PREFERRED STOCK - SERIES B		PREFERRED STOCK - SERIES C		COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY (DEFICIT)
As of January 1, 2021	56,775,232	$26,708	32,399,999	$48,517	—	$—	4,465,351	$5	$1,592	$(66,225)	$(64,628)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $132	—	—	—	—	41,833,328	125,368	—	—	—	—	—
Issuance of common stock for options exercised	—	—	—	—	—	—	80,460	—	45	—	45
Stock-based compensation	—	—	—	—	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	—	—	—	—	(13,488)	(13,488)

As of March 31, 2021	56,775,232	$26,708	32,399,999	$48,517	41,833,328	$125,368	4,545,811	$5	$1,831	$(79,713)	$(77,877)
Issuance of common stock for options exercised	—	—	—	—	—	—	101,224	—	118	—	118
Stock-based compensation	—	—	—	—	—	—	—	—	685	—	685
Net loss	—	—	—	—	—	—	—	—	—	(15,410)	(15,410)

As of June 30, 2021	56,775,232	$26,708	32,399,999	$48,517	41,833,328	$125,368	4,647,035	$5	$2,634	$(95,123)	$(92,484)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(46,076)	$(28,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	786	639
Amortization of debt issuance costs and debt discount	23	74
Noncash lease expense	1,768	—
Accretion of discounts on marketable securities	633	—
Change in fair value of warrant liability	—	340
Change in fair value of success fee obligation	13	5
Stock-based compensation expense	3,657	879
Deferred rent	—	(62)
Changes in operating assets and liabilities:
Accounts receivable due from related party	(325)	—
Prepaid expenses and other current assets	(5,126)	(249)
Deferred offering costs	—	(904)
Other assets	(2,944)	(51)
Accounts payable	541	67
Accrued expenses and other current liabilities	(1,716)	3,007
Other liabilities	(677)	(4)
Net cash used in operating activities	(49,443)	(25,157)
Investing activities
Purchases of property and equipment	(760)	(914)
Purchases of marketable securities	(57,415)	—
Proceeds from maturities of marketable securities	11,875	—
Net cash used in investing activities	(46,300)	(914)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	125,500
Payments for preferred stock issuance costs	—	(132)
Proceeds from exercise of stock options	118	163
Net cash provided by financing activities	118	125,531
Net change in cash, cash equivalents and restricted cash	(95,625)	99,460
Cash, cash equivalents and restricted cash—beginning of period	186,823	23,292
Cash, cash equivalents and restricted cash—end of period	$91,198	$122,752
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$90,857	$122,411
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$91,198	$122,752
Supplemental disclosures of cash flow information
Cash paid for interest	$521	$348
Supplemental disclosure of noncash investing and financing activities
Deferred offering costs in accounts payable and accrued expenses	$—	$681
Purchase of property and equipment included in accounts payable and accrued expenses	$380	$343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Organization

Omega Therapeutics, Inc. (the “Company” or “Omega”) is a clinical-stage biotechnology company pioneering a systematic approach to use mRNA therapeutics as programmable epigenetic medicines by leveraging its OMEGA Epigenomic ProgrammingTM platform (“OMEGA platform”). The OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism’s life from cell genesis, growth and differentiation to cell death. The OMEGA platform enables control of fundamental epigenetic processes to correct the root cause of disease by restoring aberrant gene expression to a normal range without altering native nucleic acid sequences. The Company was incorporated in July 2016 (“inception”) as a Delaware corporation and its offices are in Cambridge, Massachusetts.

Liquidity and going concern

Since its inception, the Company has devoted substantially all of the resources to building its platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to early clinical-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, risks related to clinical development of product candidates, developments by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

The Company expects that its cash, cash equivalents and marketable securities of $173.7 million at June 30, 2022 will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

COVID-19-Related Significant Risks and Uncertainties

With the global COVID-19 pandemic continuing, the Company is following, and plans to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. To provide a safe work environment for its employees, the Company has implemented various measures to promote social distancing, encourage employees to work remotely when possible, increase sanitization of its facilities and provide personal protective equipment for its employees. The Company expects to continue incurring additional costs to ensure it adheres to the guidelines instituted by the federal, state and local governments and to provide a safe working environment to its onsite employees.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the six months ended June 30, 2022, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). All amounts herein are expressed in U.S. dollars (“USD”) unless otherwise noted.

2. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying condensed consolidated unaudited financial statements include the accounts of Omega Therapeutics, Inc. and its wholly owned subsidiary, Omega Therapeutics Security Corporation, which is a Massachusetts subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited financial statements have been prepared on the same basis as audited financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been consolidated or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. These condensed consolidated unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022 (the “2021 10-K”).

The results for the six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the condensed consolidated unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances.

Significant estimates and assumptions reflected in these condensed consolidated unaudited financial statements include, but are not limited to, the selection of useful lives of property and equipment, the fair values of certain financial instruments issued prior to the IPO (common stock, redeemable convertible preferred stock, and warrants), the fair value of the success fee obligation, and stock-based compensation. Actual results could differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the Company’s audited financial statements included in the 2021 10-K. There have been no material changes to the significant accounting policies during the six months ended June 30, 2022.

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

3. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	June 30, 2022
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$83,814	$(1,006)	$82,808

	December 31, 2021
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$38,907	$(62)	$38,845

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2022, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the six months ended June 30, 2022 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the year. The Company did not hold any marketable securities as of June 30, 2021.

The aggregate fair value of marketable securities that will mature within and after 12 months of June 30, 2022 totaled $75.4 million and $7.4 million respectively. As of June 30, 2022, the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at June 30, 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid clinical expenses	5,086	—
Prepaid other	1,172	436
Prepaid rent	825	825
Prepaid research and development	755	534
Other receivables	563	264
Prepaid insurance	242	1,500
Prepaid software	187	143
Prepaid expenses and other current assets	$8,830	$3,702

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Lab equipment	$5,631	$4,822
Leasehold improvements	1,378	1,378
Furniture and fixtures	1,090	1,073
Construction in process	352	54
Computer equipment	145	129
Total property and equipment	8,596	7,456
Less accumulated depreciation	(4,638)	(3,851)
Property and equipment, net	$3,958	$3,605

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $0.8 million and $0.6 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Employee related expenses	$2,249	$2,545
Research costs	2,678	5,640
Manufacturing costs	2,517	—
Professional and consulting fees	950	759
Interest	64	31
Other	501	500
Total	$8,959	$9,475

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

As of June 30, 2022, the full amount of $20.0 million of the term loan was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Principal	$20,000	$20,000
Unamortized debt discount	(108)	(131)
Net carrying amount	$19,892	$19,869

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 7.51% for the period from the date of issuance through June 30, 2022. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$279	$182	$554	$362
Amortization of debt issuance costs and debt discount	12	33	24	74
Total interest expense	$291	$215	$578	$436

At June 30, 2022 and December 31, 2021, accrued interest on the term loan was $64 thousand and $31 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2022 (remaining 6 months)	$—
2023	2,500
2024	10,000
2025	7,500
Total	$20,000

8. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$30,953	$—	$—	$30,953
Marketable securities	—	82,808	—	82,808
Total	$30,953	$82,808	$—	$113,761

Financial Liabilities
Success fee obligation	$—	$—	$118	$118

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$110,864	$—	$—	$110,864
Marketable securities	—	38,845	—	38,845
Total	$110,864	$38,845	$—	$149,709

Financial Liabilities
Success fee obligation	$—	$—	$105	$105

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

The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligations as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Discount rate	5.5%	5.5%
Expected timing of achieving liquidity events (years)	0.8 - 1.3	0.6 - 1.8
Probability of achieving liquidity events	75% -25%	10% -90%

The following table provides a roll-forward of the fair values of the Company’s success fee obligation for which fair value is determined by Level 3 inputs (in thousands):

Success fee obligation from the Fourth Amendment
Fair value at January 1, 2022	$105
Change in fair value	13
Fair value at June 30, 2022	$118

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

One Charles Park

On November 4, 2021, the Company entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, Cambridge, Massachusetts, 02142. The term of the lease is estimated to begin in the first quarter of 2023 and end on January 1, 2037, subject to certain extension rights. The base rent for the leased space will be $115.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the lease, and other potential adjustments based on the Company’s utilization of certain tenant improvement allowances. In accordance with the lease agreement, the Company paid $0.8 million upon the execution of the lease, which will offset the first month's rent. Since the lease has not yet commenced, no right-of-use assets or lease liabilities were recognized on the Company’s condensed consolidated balance sheet as of June 30, 2022. Furthermore, the lease is excluded from the Disclosures under Topic 842 below.

Disclosures under Topic 842

As of June 30, 2022, the right-of-use assets associated with the Company’s operating leases were $5.5 million, which were recorded separately on the Company’s condensed consolidated balance sheet. The corresponding operating lease liabilities were $3.5 million as of June 30, 2022, of which $1.7 million were recorded in current liabilities and $1.8 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.

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

The following table summarizes the components of lease expense for the six months ended June 30, 2022 (in thousands).

Six Months Ended
June 30, 2022
Operating lease expense	$1,882
Variable lease expense	901
Total lease expense	$2,783

The variable lease expenses generally include common area maintenance, utilities and property taxes. Of the total lease expense, $2.0 million was recorded within research and development expenses and $0.7 million was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022. There were no short-term lease costs incurred during the six months ended June 30, 2022.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

As of
June 30, 2022
Weighted average remaining lease term (years)	2.2
Weighted average discount rate	5.5%

Supplemental cash flow information relating to the Company's leases for the six months ended June 30, 2022 were as follows (in thousands):

Six Months Ended
June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$1,712
Operating lease assets obtained in exchange for lease liabilities	$4,393

As of June 30, 2022, the estimated minimum lease payments for 325 Vassar and 20 Acorn Park for each of the years ending December 31 were as follows (in thousands):

2022 (remaining 6 months)	$925
2023	1,563
2024	1,205
Total minimum lease payments	3,693
Less: Imputed interest	(204)
Present value of operating lease liabilities	$3,489

Since the lease for One Charles Park had not yet commenced as of June 30, 2022, the estimated minimum lease payments are not included in the table above. Estimated minimum lease payments for One Charles Park are $0.4 million, $9.1 million, $10.6 million, $10.9 million, $11.2 million and $148.3 million for the remainder of 2022, 2023, 2024, 2025, 2026 and thereafter, respectively. The Company intends to sublease a portion of this facility to supplement its growth plan.

Disclosures related to periods prior to Topic 842

As of December 31, 2021, the future minimum lease payments for the Company’s facility operating leases for each of the years ending December 31 were as follows (in thousands):

2022 (remaining 6 months)	$1,301
2023	10,711
2024	11,766
2025	10,879
2026	11,205
Thereafter	148,290
Total minimum lease payments	$194,152

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

For both of the six-month periods ended June 30, 2022 and 2021, the Company recognized expenses of less than $0.1 million for the license maintenance fees. There was no outstanding payment due to WIBR as of June 30, 2022 and an immaterial amount outstanding as of December 31, 2021.

The annual maintenance fees will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. During the six months ended June 30, 2022 and 2021, the triggering of such milestone payments was not considered probable; as such, no expense has been recorded for these milestones during these periods. Lastly, the royalty payments and the sublicense non-royalty payments are contingent upon sales of licensed products or execution of a sublicence agreement under the WIBR Exclusive and Co-Exclusive Licenses. As such, when such expenses are considered probable and estimable at the commencement of sales or execution of a sublicense agreement, the Company will accrue royalty expense and sublicence non-royalty payments, as applicable, for the amount the Company is obligated.

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

During the three and six months ended June 30, 2022 and 2021, the Company recorded an aggregate of $0.3 million and $1.6 million of research and development expenses, respectively, consisting of the option exercise fee, the costs of services performed by Acuitas, the material costs and the reimbursable costs incurred.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. As the triggering of these milestone payments was not considered probable during the three and six months ended June 30, 2022 and 2021, no expense has been recorded for these milestones during the periods. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

The transaction price as of the inception of the contract was determined to be $3.5 million based on the estimated required efforts to fulfill the performance obligation. As of June 30, 2022, the remaining transaction price is estimated to be $3.1 million, which is expected to be recognized as revenue through 2024.

The Company recognized funded research and collaboration revenue of $0.5 million and $0.7 million in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2022, respectively. Additionally, the Company recognized $0.1 million of current deferred revenue as of June 30, 2022 based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, we are entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of June 30, 2022, the Company determined that the proceeds from such transaction was not probable of recognition.

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

As of June 30, 2022, the Company has reserved an aggregate of 7,564,597 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 4,769,008 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

14. Equity Incentive Plan

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of June 30, 2022, there were no shares available for future grants under the 2017 Plan and a total of 4,670,515 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2023, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of June 30, 2022, there were 1,774,272 shares available for future grants under the 2021 Plan, and a total of 3,366,147 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$978	$212	$1,802	$275
General and administrative	1,076	473	1,855	604
Total stock-based compensation expense	$2,054	$685	$3,657	$879

Stock Options

A summary of option activity under the Company’s equity incentive plans during the six months ended June 30, 2022 was as follows:

		Weighted	Weighted average remaining	Aggregate intrinsic
	Number of options	average exercise price	contractual life (years)	value (1) (in thousands)
Outstanding as of January 1, 2022	5,476,484	$4.90	8.64	$39,325
Granted	2,806,173	8.39
Exercised	(59,039)	2.00
Forfeited	(181,331)	8.61
Expired	(5,625)	5.67
Outstanding as of June 30, 2022	8,036,662	6.06	8.63	7,607
Vested and expected to vest as of June 30, 2022	8,036,662	6.06	8.63	7,607
Exercisable as of June 30, 2022	2,375,116	$2.93	7.64	$4,629

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of June 30, 2022.

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2022 was $5.68. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 was $0.4 million.

As of June 30, 2022, there was $26.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(25,912)	$(15,410)	$(46,076)	$(28,898)
Denominator:
Weighted average number of common stock, basic and diluted	47,849,639	4,588,500	47,828,594	4,542,832
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.54)	$(3.36)	$(0.96)	$(6.36)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2022	2021
Redeemable convertible preferred stock	—	34,678,733
Outstanding options to purchase common stock	8,036,662	5,085,523
Warrants	—	92,647
Total	8,036,662	39,856,903

16. Income Taxes

During the three and six months ended June 30, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

17. Related Party Transactions

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 54% of the Company’s outstanding voting stock as of June 30, 2022. Flagship historically provided management services to the Company, and we reimburse Flagship for certain expenses, including insurance and benefits, and related fees, and software licenses incurred on the Company’s behalf. For the three months ended June 30, 2022 and 2021, the Company incurred $0.4 million and $0.3 million, respectively, primarily for reimbursable expenses. For the six months ended June 30, 2022 and 2021, the Company incurred $0.8 million and $0.4 million, respectively, primarily for reimbursable expenses. These expenses are recorded as related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021, there was an immaterial amount of outstanding payments due to Flagship.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to LARONDE, Inc. (“LARONDE”, formerly known as VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar

Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”), approximating $1.3 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income, which was recorded as a reduction of rental expenses, of $0.6 million and $1.0 million during the six months ended June 30, 2022 and 2021, respectively. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from LARONDE as of June 30, 2022 and December 31, 2021.

In September 2019, the Company sublet approximately 1,445 square feet of its 325 Vassar Street facility to Cygnal, which is an affiliate of Flagship, for two years. The lease term can continue on a month-to-month basis until advanced notice is provided to the Company. Upon the lease term ended in September 2021, Cygnal elected to continue leasing the space until December 2022. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, approximating $0.1 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of less than $0.1 million during both of the three-month periods ended June 30, 2022 and 2021, which was recorded as a reduction of rental expenses. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from Cygnal as of June 30, 2022 and December 31, 2021.

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

Overview

Omega Therapeutics is pioneering a systematic approach to use mRNA therapeutics as programmable epigenetic medicines by leveraging our OMEGA Epigenomic ProgrammingTM platform (“OMEGA platform”). mRNA refers to Messenger RNA, a single-stranded RNA (ribonucleic acid that carries instructions for the synthesis of proteins) corresponding to the sequence of a gene. Our OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism's life from cell genesis, growth and differentiation to cell death. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as the “control room” of biology. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZip. We rationally design and engineer our mRNA therapeutics, which are programmable and modular epigenetic medicines, called Omega Epigenomic Controllers, or OECs, to target EpiZips for Precision Genomic Control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions. Our pipeline currently consists of early-stage, preclinical programs that span oncology, inflammation, immunology, and cellular regeneration. We have conducted in vivo preclinical studies of our OECs in multiple disease models for various indications, including hepatocellular carcinoma, or HCC, non-small cell lung cancer, or NSCLC, and acute respiratory distress syndrome, or ARDS, and we expect to conduct in vivo preclinical studies for multiple additional programs. We initiated investigational new drug application (“IND”) enabling studies for multiple programs in 2021, and on July 14, 2022, we received clearance of our IND application from the United States Food and Drug Administration ("FDA") to initiate a Phase 1/2, first-in-human, clinical study of OTX-2002 for the treatment of HCC, which will be launched under the MYCHELANGELOTM clinical program. We are aiming to declare two OEC development candidates in the second half of 2022. We are also planning to submit an IND for another OEC candidate in 2023.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $173.7 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Impact of COVID-19 on our business

The worldwide COVID-19 pandemic, including the identification of new variants of the virus, may affect our ability to initiate and complete preclinical studies, delay the initiation and completion of our clinical trials, or have other adverse effects on our business, results of operations, financial condition, and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations.

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
•
expenses incurred in connection with the discovery, preclinical development, and clinical development of our research programs, including under agreements with third parties, such as consultants, contractors, CROs and CDMOs that manufacture material for use in our discovery, preclinical development, and clinical development;
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

We expect that our research and development expenses will continue to increase as we continue our current discovery and research programs, initiate new research programs, continue preclinical development of our product candidates and conduct clinical trials for OTX-2002 and any of our other product candidates.

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

Related party expense, net

Related party expense, net consists primarily of fees paid to Flagship for reimbursement of certain expenses, including insurance and benefits, general consulting, and software licenses incurred on our behalf. Additionally, our principal office and laboratory space is leased with an affiliate of Flagship, and we also sublease our other office and laboratory space to two other parties which are affiliates of Flagship. The rent expense and costs related to our principal office and laboratory space, including real estate taxes, insurance, and normal maintenance costs, are considered as related party expenses. Such related party expenses are offset with sublease income received from our related parties, which is comprised of base rent and costs related to the subleased premises such as real estate taxes, cost of operations, maintenance, repair, replacement, and property management.

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

Results of operations

Comparison for the three months ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in thousands of dollars and as a percentage.

	Three Months Ended June 30,		$ Increase /
	2022	2021	(Decrease)	% Change
Collaboration revenue from related party	$476	$—	$476	100%
Operating expenses:
Research and development	19,387	11,184	8,203	73%
General and administrative	6,202	3,637	2,565	71%
Related party expense, net	741	384	357	93%
Total operating expenses	26,330	15,205	11,125	73%
Loss from operations	(25,854)	(15,205)	10,649	70%
Other expense, net:
Interest expense, net	(55)	(190)	(135)	(71)%
Change in fair value of warrant liability	—	(11)	(11)	(100)%
Other income (expense), net	(3)	(4)	(1)	NM
Total other expense, net	(58)	(205)	(147)	(72)%
Net loss	$(25,912)	$(15,410)	$10,502

NM - Not meaningful

Revenue

Revenue of $0.5 million for the three months ended June 30, 2022 consisted of reimbursements received for the costs of our research activities performed in connection with the collaboration agreement with PMCo. There was no revenue for the three months ended June 30, 2021.

Research and development expenses

Research and development expenses increased by $8.2 million to $19.4 million for the three months ended June 30, 2022, from $11.2 million for the three months ended June 30, 2021. The $8.2 million increase was primarily driven by an increase of $3.5 million in personnel-related expenses, including stock-based compensation to support business growth, and an increase of $3.4 million in external manufacturing costs and study costs in support of the advancement of our programs, with the remaining $1.3 million increase primarily attributable to facilities and overhead expenses.

General and administrative expenses

General and administrative expenses increased by $2.6 million to $6.2 million for the three months ended June 30, 2022, from $3.6 million for the three months ended June 30, 2021. The $2.6 million increase was primarily driven by an increase of $1.5 million in personnel-related expenses, including recruiting fees and stock-based compensation to support business growth, and an increase of $0.6 million due to increased directors’ and officers’ liability insurance cost, with the remaining $0.5 million increase primarily attributable to higher professional fees and consulting services associated with ongoing business activities.

Related party expense, net

Related party expense, net was $0.7 million for the three months ended June 30, 2022 and $0.4 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space, other reimbursable expenses to Flagship, and certain fees payable to our non-employee directors after we became a public company, offset by the income earned from our sublessees. During the three months ended June 30, 2021, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space and management services and other reimbursable expenses to Flagship, offset by income earned from our sublessees.

Interest expense, net

Interest expense, net was $0.1 million for the three months ended June 30, 2022 and $0.2 million for the three months ended June 30, 2021.

Change in fair value of warrant liability

During the three months ended June 30, 2021, there was an immaterial change recorded for the fair value of warrant liability. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock, and we reclassified the carrying value of the warrants from liability to additional paid-in capital on our balance sheet. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, and we issued 82,193 shares of our common stock.

Other expense, net

Other expense, net was not significant for both of the three-month periods ended June 30, 2022 and 2021.

Comparison for the six months ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021, together with the changes in those items in thousands of dollars and as a percentage.

	Six Months Ended June 30,		$ Increase /
	2022	2021	(Decrease)	% Change
Collaboration revenue from related party	$743	$—	$743	100%
Operating expenses:
Research and development	33,659	20,933	12,726	61%
General and administrative	11,336	6,452	4,884	76%
Related party expense, net	1,562	763	799	105%
Total operating expenses	46,557	28,148	18,409	65%
Loss from operations	(45,814)	(28,148)	17,666	63%
Other expense, net:
Interest expense, net	(210)	(402)	(192)	(48)%
Change in fair value of warrant liability	—	(340)	(340)	(100)%
Other income (expense), net	(52)	(8)	44	NM
Total other expense, net	(262)	(750)	(488)	(65)%
Net loss	$(46,076)	$(28,898)	$17,178

NM - Not meaningful

Revenue

Revenue was $0.7 million for the six months ended June 30, 2022, which represented the reimbursement received for the costs of our research activities performed in connection with the collaboration agreement with PMCo. There was no revenue for the six months ended June 30, 2021.

Research and development expenses

Research and development expenses increased by $12.7 million to $33.7 million for the six months ended June 30, 2022, from $20.9 million for the six months ended June 30, 2021. The $12.7 million increase was primarily driven by an increase of $6.2 million in personnel-related expenses, including stock-based compensation to support business growth, and an increase of $4.6 million in external manufacturing costs and study costs in support of the advancement of our programs, with the remaining $2.0 million increase primarily attributable to facilities and overhead expenses.

General and administrative expenses

General and administrative expenses increased by $4.9 million to $11.3 million for the six months ended June 30, 2022, from $6.5 million for the six months ended June 30, 2021. The $4.9 million increase was primarily driven by an increase of $2.9 million in personnel-related expenses, including recruiting fees and stock-based compensation to support business growth and an increase of $1.2 million in directors’ and officers’ liability insurance cost, with the remaining $0.8 million increase primarily attributable to higher professional fees and consulting services associated with ongoing business activities.

Related party expense, net

Related party expense, net was $1.6 million for the six months ended June 30, 2022 and $0.8 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space, other reimbursable expenses to Flagship, and certain fees payable to our non-employee directors after we became a public company, offset by the income earned from our sublessees. During the six months ended June 30, 2021, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space and management services and other reimbursable expenses to Flagship, offset by income earned from our sublessees.

Interest expense, net

Interest expense, net was $0.2 million for the six months ended June 30, 2022 and $0.4 million for the six months ended June 30, 2021.

Change in fair value of warrant liability

During the six months ended June 30, 2021, there was $0.3 million incurred related to the change in fair value of warrant liability. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock, and we reclassified the carrying value of the warrants from liability to additional paid-in capital on our balance sheet. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, and we issued 82,193 shares of our common stock.

Other expense, net

Other expense, net was not significant for both of the six-month periods ended June 30, 2022 and 2021.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(49,443)	$(25,157)
Net cash used in investing activities	(46,300)	(914)
Net cash provided by financing activities	118	125,531
Net change in cash, cash equivalents, and restricted cash	(95,625)	99,460

Operating activities

Net cash used in operating activities totaled $49.4 million for the six months ended June 30, 2022 compared to net cash used in operating activities of $25.2 million for the six months ended June 30, 2021. The $24.4 million increase in operating cash outflows was primarily attributable to $17.1 million higher net loss recognized during the six months ended June 30, 2022 and higher cash outflows due to changes in operating assets and liabilities, offset by higher non-cash charges including stock-based compensation and amortization of right-of-use assets.

Investing activities

Net cash used in investing activities totaled 46.3 million in the six months ended June 30, 2022 compared to net cash used in investing activities of $0.9 million for the six months ended June 30, 2021. The increase was primarily attributable to purchases of marketable securities.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 consisted primarily of the proceeds from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2021 consisted primarily of the net proceeds from the issuance of Series C Preferred Stock of $125.4 million.

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

In December 2021, we entered into an amendment to the Loan Agreement, or Fourth Amendment, in which PWB made an additional term loan to us in an aggregate principal amount of $20.0 million. The proceeds of the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million, and the remaining cash proceeds of $8.0 million were used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan is September 30, 2025, and it will be repaid beginning on September 30, 2023 in twenty-four equal monthly installments, including interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. As of June 30, 2022, the interest rate applicable to the term loan was 5.50% and the interest payment on the outstanding term loan was less than $0.1 million per month.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, we are subject to certain affirmative and negative covenants to which we will remain subject to until maturity.

Funding requirements

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $173.7 million. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and initiate clinical trials for OTX-2002 and any other product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

•
the scope, progress, results, and costs of our preclinical studies, and clinical studies of OTX-2002 and any future clinical trials;
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

Contractual obligations

There have been no material changes to our contractual obligations as of June 30, 2022 from those disclosed in our 2021 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Our operations to date have been limited to financing and staffing our company, developing our technology and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by biopharmaceutical companies in their early stages of operations. We have not yet demonstrated an ability to conduct or complete any clinical trials, obtain marketing approval, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for, and commercializing product candidates. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other obstacles.

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

We have incurred significant net losses since our inception, including net losses of $68.3 million and $29.4 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $180.6 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for clinical trials of our product candidates.

We expect to continue to incur significant additional net losses for the foreseeable future as we seek to advance product candidates through clinical development, continue preclinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. In order to obtain FDA approval to market any product candidate in the United States, we must submit to the FDA a Biologics License Application, or BLA, demonstrating to the FDA’s satisfaction that the product candidate is safe and effective for its intended use(s). Foreign regulatory authorities impose similar requirements. This demonstration requires significant research and extensive data from animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if or as we:

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

Our existing cash, cash equivalents and marketable securities as of June 30, 2022 will not be sufficient to fund all of our efforts that we plan to undertake. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because most of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results, and costs of our preclinical studies and clinical studies of OTX-2002 and any future clinical trials;
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

As of June 30, 2022, we had $20.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is September 30, 2025, and we will be required to begin repayment of the loan in 24 equal monthly payments beginning on September 30, 2023. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Pursuant to the terms of the Loan Agreement, interest payment on the outstanding term loan is less than $0.1 million per month, and we are required to pay a success fee of up to $0.2 million upon the occurrence of a specified liquidity event. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Our ability to become profitable depends upon our ability to generate product revenue. To date, we have not generated any product revenue and do not expect to generate significant product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. Most of our product candidates are in the preclinical stages of development and will require additional preclinical studies and clinical development, regulatory review and approval, a secure manufacturing supply, established sales capabilities for commercialization, substantial investment and sufficient funds, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate product revenue depends on a number of factors, including:

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

Most of our programs are in preclinical development. Before we can initiate clinical trials for a development candidate, we must complete extensive preclinical studies, including IND-enabling good laboratory practices, or GLP, and equivalent requirements outside the United States, toxicology testing. Preclinical development is uncertain, including due to variability in the disease models used. We may not identify development candidates with the treatment activity or safety characteristics required to advance them into further preclinical studies or results from preclinical studies of initially promising development candidates may not support further testing. We must also complete extensive work on Chemistry, Manufacturing, and Controls, or CMC, activities (including yield, purity and stability data) to be included in any IND or similar foreign filing. CMC activities for a new class of medicines such as epigenomic controllers require extensive manufacturing processes and analytical development, which is uncertain and lengthy. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept the results of our preclinical testing or our proposed clinical programs or if the outcome of our preclinical testing, studies, and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Our product candidate, OTX-2002, was recently cleared by the FDA to advance to clinical development. Clinical development of OTX-2002 may be delayed or terminated, and we may never obtain regulatory approval of OTX-2002, which may have a material adverse impact on our platform or our business. Furthermore, clinical development requires substantial capital investment, which we may not be able to support. We may incur unforeseen costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of OTX-2002 and our other product candidates.

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

On July 14, 2022, we received clearance of our IND application from the FDA to initiate a Phase 1/2, first-in-human, clinical study of OTX-2002 for the treatment of HCC, which will be launched under the MYCHELANGELOTM clinical program. We have not initiated or completed any other clinical trials for any of our product candidates. We cannot guarantee that any of our clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

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

We have never obtained regulatory approval for, or commercialized any product candidate. It is possible that the FDA may refuse to accept any or all of our planned BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned BLAs, it may require that we conduct additional costly clinical trials, preclinical studies or CMC studies before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any BLA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any BLA or other application that we submit. Similar risks may exist in foreign jurisdictions. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

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

We use our technological capabilities for the discovery of new product candidates and, since our inception, we have invested, and expect to continue to invest, in research and development efforts that further enhance the OMEGA platform. These investments may involve significant time, risks, and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient technological advantages relative to alternatives in the market, which would in turn, impact revenues to offset liabilities assumed and expenses associated with these new investments. The biotechnology industry changes rapidly as a result of technological and product developments, which may render our platform’s ability to identify and develop product candidates less efficient than other technologies and platforms. We believe that we must continue to invest a significant amount of time and resources in the OMEGA platform to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if our technology is not able to accelerate the process of drug discovery as quickly as we anticipate, our revenue and operating results may be adversely affected.

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

Risks Related to Commercialization

We are very early in our development efforts. Most of our product candidates are in preclinical development or discovery and we recently received FDA clearance for our IND application for OTX-2002 and will enter clinical trials. It will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND or by foreign regulatory authorities of a similar application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA or foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other FDA or foreign regulatory authorities requests, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect.

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

We may face competition from new entrants to the epigenetic medicine space. We also compete with many companies that are using other technologies targeting the same indications we are currently pursuing. We expect our product candidates to compete with companies developing technologies that focus on gene-expression control using various technologies, such as CRISPR gene editing, gene therapies, non-coding RNA therapeutics, and small-molecule epigenetics, including Alnylam Pharmaceuticals Inc., Beam Therapeutics, Inc., Biogen Inc., Constellation Pharmaceuticals, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Epizyme, Inc., Intellia Therapeutics, Inc., Ionis Pharmaceuticals, Inc., Janssen Pharmaceuticals, Inc., Pfizer Inc., and Sangamo Therapeutics, Inc. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians, or patients. Hospitals, physicians, or patients may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

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
•
political unrest and wars, such as the conflict between Russia and Ukraine, which could delay or disrupt business activity, and if such political unrest escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors described in this Item 1A; and
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor, and other legal requirements imposed by both the EU and many of the individual EU member states with which we will need to comply. Many U.S.-based biotechnology companies have found the process of marketing their own products in the EU to be very challenging.

Certain legal and political risks are also inherent in foreign operations. There is a risk that foreign governments may nationalize private enterprises in certain countries where we may operate. In certain countries or regions, terrorist activities, political unrest and wars, such as the conflict between Russia and Ukraine, and the response to such activities may threaten our operations more than in the United States. Social and cultural norms in certain countries may not support compliance with our corporate policies, including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth. Additionally, the need to identify financially and commercially strong partners for commercialization outside the United States who will comply with the high manufacturing and legal and regulatory compliance standards we require is a risk to our financial performance. As we operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition, or results of operations.

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

Risks Related to our Dependence on Third Parties and Manufacturing

Our ability to manufacture our OEC candidates for preclinical or clinical supply could be limited, especially with the increased demand for the manufacture of mRNA- and LNP-based vaccines to treat COVID-19, which could adversely affect our development plans.

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

We will rely on third parties for the foreseeable future for the manufacture and supply of materials for our research programs, preclinical studies and clinical trials and we do not have long-term contracts with many of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, including drug supplies for combination therapy, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

Third parties may obtain or control intellectual property rights that may prevent or limit the development of our technology or products. Third-party claims of intellectual property infringement, misappropriation or other violation may result in substantial costs or prevent or delay our development and commercialization efforts.

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

We expect to experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory and clinical affairs, medical affairs, legal, finance, sales, marketing, and distribution. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, and consultants to provide certain services, including preclinical and clinical development activities and manufacturing. There can be no assurance that the services of independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our planned clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development, and commercialization goals.

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

We are highly dependent on our management, including our Chief Executive Officer, Mahesh Karande, our Chief Scientific Officer, Thomas McCauley, our Chief Financial Officer, Joshua Reed, and our Chief Medical Officer, Yan Moore. Due to the specialized knowledge each of our executive officers possesses with respect to our product candidates and our operations, the loss of service of any of our executive officers could delay development of our product candidates or adversely impact our business operations. We do not carry key person life insurance on any of our executive officers. In general, the employment arrangements that we have with our executive officers do not prevent them from terminating their employment with us at any time.

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

Based on the number of shares of common stock outstanding as of June 30, 2022, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 54% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders would control the election of directors, the composition of our management and approval of any merger, consolidation, or sale of all or substantially all of our assets. This may prevent a change in our management or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of 24,284,625 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We also have registered all shares of common stock that we may issue under our equity compensation plans and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers, CDMOs, or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common stock may be adversely affected.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation.	8-K	001-40657	3.1	08/03/2021

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.2	08/03/2021

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

10.1	Employment Agreement by and between Joshua Reed and the Registrant, dated April 28, 2022.	10-Q	001-40657	10.4	05/04/2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omega Therapeutics, Inc.

Date: August 4, 2022	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer
(Principal executive officer)

Date: August 4, 2022	By:	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal financial and accounting officer)