Form 10-Q
period 2022-09-30
Omega Therapeutics, Inc.
filed 2022-11-08
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 6, 2022, the registrant had 48,048,855 shares of common stock, $0.001 par value per share, outstanding.

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
•
We are very early in our development efforts. Most of our product candidates are in preclinical development or discovery, and we recently received FDA clearance for our IND application for OTX-2002 and have initiated a clinical trial. It will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Omega Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$76,614	$186,482
Marketable securities	71,732	38,845
Accounts receivable, due from related party	629	257
Prepaid expenses and other current assets	12,063	3,702
Total current assets	161,038	229,286
Property and equipment, net	3,889	3,605
Operating lease right-of-use assets, net	4,599	—
Restricted cash	341	341
Other assets	198	101
Total assets	$170,065	$233,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,567	$2,109
Accrued expenses	10,342	9,475
Other current liabilities	276	399
Lease liabilities, current	1,513	—
Total current liabilities	14,698	11,983
Lease liabilities, non-current	1,475	—
Long-term debt, net	19,901	19,869
Other liabilities	340	853
Total liabilities	36,414	32,705
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 47,856,561 and 47,793,469 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	340,900	335,147
Accumulated other comprehensive loss	(917)	(62)
Accumulated deficit	(206,380)	(134,505)
Total stockholders’ equity	133,651	200,628
Total liabilities and stockholders’ equity	$170,065	$233,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue from related party	$595	$—	$1,338	$—
Operating expenses:
Research and development	20,670	12,289	54,329	33,222
General and administrative	5,198	4,459	16,466	10,911
Related party expense, net	712	473	2,342	1,235
Total operating expenses	26,580	17,221	73,137	45,368
Loss from operations	(25,985)	(17,221)	(71,799)	(45,368)
Other income (expense), net:
Interest income (expense), net	184	(339)	(26)	(741)
Change in fair value of warrant liability	—	(970)	—	(1,310)
Other income (expense), net	2	2	(50)	(7)
Total other income (expense), net	186	(1,307)	(76)	(2,058)
Net loss	$(25,799)	$(18,528)	$(71,875)	$(47,426)
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.54)	$(0.57)	$(1.50)	$(3.41)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	47,854,965	32,303,540	47,837,490	13,898,089
Comprehensive loss:
Net loss	$(25,799)	$(18,528)	$(71,875)	$(47,426)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	89	—	(855)	—
Comprehensive loss	$(25,710)	$(18,528)	$(72,730)	$(47,426)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2022	47,793,469	$48	$335,147	$(62)	$(134,505)	$200,628
Issuance of common stock for options exercised	46,576	—	83	—	—	83
Other comprehensive loss	—	—	—	(797)	—	(797)
Stock-based compensation	—	—	1,604	—	—	1,604
Net loss	—	—	—	—	(20,164)	(20,164)
As of March 31, 2022	47,840,045	$48	$336,834	$(859)	$(154,669)	$181,354

Issuance of common stock for options exercised	12,463	—	35		—	35
Other comprehensive loss	—	—	—	(147)	—	(147)
Stock-based compensation	—	—	2,054		—	2,054
Net loss	—	—	—	—	(25,912)	(25,912)
As of June 30, 2022	47,852,508	$48	$338,923	$(1,006)	$(180,581)	$157,384

Issuance of common stock for options exercised	4,053	—	4	—	—	4
Other comprehensive gain	—	—	—	89	—	89
Stock-based compensation	—	—	1,973	—	—	1,973
Net loss	—	—	—	—	(25,799)	(25,799)
As of September 30, 2022	47,856,561	$48	$340,900	$(917)	$(206,380)	$133,651

	PREFERRED STOCK - SERIES A		PREFERRED STOCK - SERIES B		PREFERRED STOCK - SERIES C		COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY (DEFICIT)
As of January 1, 2021	56,775,232	$26,708	32,399,999	$48,517	—	$—	4,465,351	$5	$1,592	$(66,225)	$(64,628)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $132	—	—	—	—	41,833,328	125,368	—	—	—	—	—
Issuance of common stock for options exercised	—	—	—	—	—	—	80,460	—	45	—	45
Stock-based compensation	—	—	—	—	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	—	—	—	—	(13,488)	(13,488)

As of March 31, 2021	56,775,232	$26,708	32,399,999	$48,517	41,833,328	$125,368	4,545,811	$5	$1,831	$(79,713)	$(77,877)
Issuance of common stock for options exercised	—	—	—	—	—	—	101,224	—	118	—	118
Stock-based compensation	—	—	—	—	—	—	—	—	685	—	685
Net loss	—	—	—	—	—	—	—	—	—	(15,410)	(15,410)

As of June 30, 2021	56,775,232	$26,708	32,399,999	$48,517	41,833,328	$125,368	4,647,035	$5	$2,634	$(95,123)	$(92,484)
Issuance of common stock from initial public offering, net of issuance costs of $13,005	—	—	—	—	—	—	8,300,976	8	128,104	—	128,112
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(56,775,232)	(26,708)	(32,399,999)	(48,517)	(41,833,328)	(125,368)	34,678,733	35	200,559	—	200,594
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	—	—	—	—	1,434	—	1,434
Exercise of warrants	—	—	—	—	—	—	82,193	—	-	—	—
Issuance of common stock for options exercised							59,628		88	—	88
Stock-based compensation	—	—	—	—	—	—	—	—	1,123	—	1,123
Net loss	—	—	—	—	—	—	—	—	—	(18,528)	(18,528)
As of September 30, 2021	—	$-	—	$-	—	$-	47,768,565	$48	$333,942	$(113,651)	$220,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(71,875)	$(47,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,180	1,003
Amortization of debt issuance costs and debt discount	33	89
Noncash lease expense	2,695	—
Accretion of discounts on marketable securities	881	—
Change in fair value of warrant liability	—	1,310
Change in fair value of success fee obligation	13	6
Non-cash interest expense	—	164
Stock-based compensation expense	5,631	2,002
Deferred rent	—	(107)
Loss on disposal of equipment	(3)	(3)
Changes in operating assets and liabilities:
Accounts receivable due from related party	(372)	—
Prepaid expenses and other current assets	(8,361)	(3,429)
Other assets	(2,997)	(129)
Accounts payable	453	(151)
Accrued expenses and other current liabilities	(528)	4,681
Other liabilities	(1,028)	337
Net cash used in operating activities	(74,278)	(41,653)
Investing activities
Purchases of property and equipment	(1,088)	(1,267)
Purchases of marketable securities	(57,415)	—
Proceeds from maturities of marketable securities	22,791	—
Net cash used in investing activities	(35,712)	(1,267)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	125,500
Payments for preferred stock issuance costs	—	(132)
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	131,238
Payments for initial public offering costs	—	(2,413)
Payment of success fee	—	(200)
Proceeds from exercise of stock options	122	251
Net cash provided by financing activities	122	254,244
Net change in cash, cash equivalents and restricted cash	(109,868)	211,324
Cash, cash equivalents and restricted cash—beginning of period	186,823	23,292
Cash, cash equivalents and restricted cash—end of period	$76,955	$234,616
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$76,614	$234,275
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$76,955	$234,616
Supplemental disclosures of cash flow information
Cash paid for interest	$814	$532
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock to common stock	$—	$200,594
Reclassification of warrants to additional paid-in capital	$—	$1,434
Deferred offering costs in accounts payable and accrued expenses	$—	$713
Purchase of property and equipment included in accounts payable and accrued expenses	$368	$40

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

The Company expects that its cash, cash equivalents and marketable securities of $148.3 million at September 30, 2022 will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the nine months ended September 30, 2022, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

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

The results for the nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the Company’s audited financial statements included in the 2021 10-K. The adoption of ASU 2016-02 in January 2022 mentioned below is the only significant change of accounting policy during the nine months ended September 30, 2022.

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

3. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	September 30, 2022
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$72,649	$(917)	$71,732

	December 31, 2021
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$38,907	$(62)	$38,845

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2022, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the nine months ended September 30, 2022 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the year. The Company did not hold any marketable securities as of September 30, 2021.

The aggregate fair value of marketable securities that will mature within and after 12 months of September 30, 2022 totaled $64.4 million and $7.3 million respectively. As of September 30, 2022, the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at September 30, 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid clinical expenses	4,734	—
Prepaid research and development	2,192	534
Prepaid other	2,137	436
Prepaid insurance	1,454	1,500
Prepaid rent	825	825
Other receivables	609	264
Prepaid software	112	143
Prepaid expenses and other current assets	$12,063	$3,702

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Lab equipment	$5,843	$4,822
Leasehold improvements	1,378	1,378
Furniture and fixtures	1,093	1,073
Construction in process	422	54
Computer equipment	184	129
Total property and equipment	8,920	7,456
Less accumulated depreciation	(5,031)	(3,851)
Property and equipment, net	$3,889	$3,605

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1.2 million and $1.0 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Employee related expenses	$3,750	$2,545
Research costs	3,368	5,640
Manufacturing costs	1,705	—
Professional and consulting fees	1,073	759
Interest	70	31
Other	376	500
Total	$10,342	$9,475

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

On January 22, 2020, the Loan Agreement was further amended (the “Second Amendment”) to extend the principal repayment start date. The Loan Agreement was further amended on December 30, 2020 (the “Third Amendment”) to extend the principal repayment date. The maturity date of the term loan was extended to June 30, 2023, and it was to be repaid beginning on June 30, 2021 in twenty-four equal installments, including interest at a floating annual rate equal to the greater of (i) 0.75% above the prime rate then in effect and (ii) 6.00%, due monthly starting the first month after December 30, 2020. As a result of the closing of Series C redeemable convertible preferred stock (“Series C Preferred Stock”) in March 2021, the Company satisfied the cash proceeds milestone as defined in the Third Amendment, in which the Company received gross cash proceeds of more than $50.0 million from the issuance of new preferred stock prior to June 30, 2021. Accordingly, the principal repayment date of the term loan was further extended to December 31, 2021 and the maturity date was extended to December 31, 2023. There are no other changes to the terms as a result of the achievement of the cash proceeds milestone. In connection with the Third Amendment, the Company incurred $15 thousand of debt issuance costs, which have been recorded as a direct reduction against the term loan and amortized over the life of the associated term loan as a component of interest expense using the effective interest method.

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

As of September 30, 2022, the net carrying amount of the term loan was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Principal	$20,000	$20,000
Unamortized debt discount	(99)	(131)
Net carrying amount	$19,901	$19,869

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 7.51% for the period from the date of issuance through September 30, 2022. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$299	$184	$853	$546
Amortization of debt issuance costs and debt discount	9	179	32	253
Total interest expense	$308	$363	$885	$799

At September 30, 2022 and December 31, 2021, accrued interest on the term loan was $70 thousand and $31 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2022 (remaining 3 months)	$—
2023	2,500
2024	10,000
2025	7,500
Total	$20,000

8. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,504	$—	$—	$7,504
Marketable securities	—	71,732	—	71,732
Total	$7,504	$71,732	$—	$79,236

Financial Liabilities
Success fee obligation	$—	$—	$118	$118

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$110,864	$—	$—	$110,864
Marketable securities	—	38,845	—	38,845
Total	$110,864	$38,845	$—	$149,709

Financial Liabilities
Success fee obligation	$—	$—	$105	$105

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

The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligations as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Discount rate	6.8%	5.5%
Expected timing of achieving liquidity events (years)	0.5 - 1.0	0.6 - 1.8
Probability of achieving liquidity events	75% -25%	10% -90%

The following table provides a roll-forward of the fair values of the Company’s success fee obligation for which fair value is determined by Level 3 inputs (in thousands):

Success fee obligation from the Fourth Amendment
Fair value at January 1, 2022	$105
Change in fair value	13
Fair value at September 30, 2022	$118

9. Commitments and contingencies

Leases

The Company has the following operating leases for its corporate offices and lab space located in Cambridge, Massachusetts.

325 Vassar Street

In 2017, the Company entered a noncancelable operating lease agreement to lease its office space at 325 Vassar Street, Cambridge, Massachusetts, which will expire in September 2024. The Company is required to pay property taxes, insurance, and normal maintenance costs. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term. During 2018, the Company received $1.1 million of landlord-funded leasehold improvements related to the leased office space. The landlord-funded leasehold improvements were recorded as property and equipment, net and deferred rent in the balance sheets and are being amortized as a reduction to rent expense over the life of the lease. In 2019 and 2020, the Company entered into sublease agreements with two related parties to sublease this office and laboratory space. Refer to Note 16, Related party transactions, for further details.

20 Acorn Park Drive

On July 13, 2020, the Company entered into a Shared Space Arrangement (the Arrangement) with Senda Biosciences, Inc. (“Senda”, also formerly known as Kintai Therapeutics, Inc.) to share one-third of Senda’s 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Senda is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The Arrangement commenced on August 1, 2020, and was set to expire on July 31, 2022 with two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. In January 2022, the Company entered into an amendment to the Arrangement with Senda to exercise the option to renew the lease term for another 12 months. The lease term now expires in July 2023. The Company also modified certain provisions related to the extension term. In connection with the modifications in the amendment, the Company made an upfront payment of $2.9 million, which will cover the rent payment for the extended lease term. Additionally, upon the expiration of the extended lease term, the Company will receive $0.7 million from Senda for all furniture, fixtures and equipment owned by the Company that will remain at the lease property.

One Charles Park

On November 4, 2021, the Company entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, Cambridge, Massachusetts, 02142. The term of the lease is estimated to begin in the second quarter of 2023 and end on January 1, 2037, subject to certain extension rights. The base rent for the leased space will be $115.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the lease, and other potential adjustments based on the Company’s utilization of certain tenant improvement allowances. In accordance with the lease agreement, the Company paid $0.8 million upon the execution of the lease, which will offset the first month's rent. Since the lease has not yet commenced, no right-of-use assets or lease liabilities were recognized on the Company’s condensed consolidated balance sheet as of September 30, 2022. Furthermore, the lease is excluded from the Disclosures under Topic 842 below.

Disclosures under Topic 842

As of September 30, 2022, the right-of-use assets associated with the Company’s operating leases were $4.6 million, which were recorded separately on the Company’s condensed consolidated balance sheet. The corresponding operating lease liabilities were $3.0 million as of September 30, 2022, of which $1.5 million were recorded in current liabilities and $1.5 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.

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

The following table summarizes the components of lease expense for the nine months ended September 30, 2022 (in thousands).

Nine Months Ended
September 30, 2022
Operating lease expense	$2,851
Variable lease expense	1,169
Total lease expense	$4,020

The variable lease expenses generally include common area maintenance, utilities and property taxes. Of the total lease expense, $3.1 million was recorded within research and development expenses and $0.9 million was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022. There were no short-term lease costs incurred during the nine months ended September 30, 2022.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

As of
September 30, 2022
Weighted average remaining lease term (years)	2.0
Weighted average discount rate	5.5%

Supplemental cash flow information relating to the Company's leases for the nine months ended September 30, 2022 were as follows (in thousands):

Nine Months Ended
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$2,255
Operating lease assets obtained in exchange for lease liabilities	$4,393

As of September 30, 2022, the estimated minimum lease payments for 325 Vassar and 20 Acorn Park for each of the years ending December 31 were as follows (in thousands):

2022 (remaining 3 months)	$382
2023	1,563
2024	1,205
Total minimum lease payments	3,150
Less: Imputed interest	(162)
Present value of operating lease liabilities	$2,988

Estimated minimum lease payments for One Charles Park are not included in the table above, as the lease is estimated to begin in the second quarter of 2023. The estimated minimum lease payments for One Charles Park are $6.0 million, $10.5 million, $10.9 million, $11.3 million and $147.6 million for 2023, 2024, 2025, 2026 and thereafter, respectively. The Company intends to sublease a portion of this facility to supplement its growth plan.

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

For both of the nine-month periods ended September 30, 2022 and 2021, the Company recognized expenses of less than $0.1 million for the license maintenance fees. There was no outstanding payment due to WIBR as of September 30, 2022 and an immaterial amount outstanding as of December 31, 2021.

The annual maintenance fees will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. During the nine months ended September 30, 2022 and 2021, the triggering of such milestone payments was not considered probable; as such, no expense has been recorded for these milestones during these periods. Lastly, the royalty payments and the sublicense non-royalty payments are contingent upon sales of licensed products or execution of a sublicense agreement under the WIBR Exclusive and Co-Exclusive Licenses. As such, when such expenses are considered probable and estimable at the commencement of sales or execution of a sublicense agreement, the Company will accrue royalty expense and sublicense non-royalty payments, as applicable, for the amount the Company is obligated.

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

During the three and nine months ended September 30, 2022 and 2021, the Company recorded an aggregate of $0.3 million and $1.6 million of research and development expenses, respectively, consisting of the option exercise fee, the costs of services performed by Acuitas, the material costs and the reimbursable costs incurred.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. As the triggering of these milestone payments was not considered probable during the three and nine months ended September 30, 2022 and 2021, no expense has been recorded for these milestones during the periods. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

The transaction price at September 30, 2022 is determined to be $5.3 million based on the current estimated required efforts to fulfill the performance obligation. As of September 30, 2022, the remaining transaction price is estimated to be $3.7 million, which is expected to be recognized as revenue through 2023.

The Company recognized funded research and collaboration revenue of $0.6 million and $1.3 million in the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2022, respectively. Additionally, the Company recognized $0.2 million of current deferred revenue as of September 30, 2022 based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, we are entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of September 30, 2022, the Company determined that the proceeds from such transaction was not probable of recognition.

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

As of September 30, 2022, the Company has reserved an aggregate of 7,855,182 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 4,376,160 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

13. Equity Incentive Plan

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of September 30, 2022, there were no shares available for future grants under the 2017 Plan and a total of 4,376,160 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved, the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of September 30, 2022, there were 1,951,699 shares available for future grants under the 2021 Plan, and a total of 3,479,022 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,110	$438	$2,913	$713
General and administrative	863	685	2,718	1,289
Total stock-based compensation expense	$1,973	$1,123	$5,631	$2,002

Stock Options

A summary of option activity under the Company’s equity incentive plans during the nine months ended September 30, 2022 was as follows:

		Weighted	Weighted average remaining	Aggregate intrinsic
	Number of options	average exercise price	contractual life (years)	value (1) (in thousands)
Outstanding as of January 1, 2022	5,476,484	$4.90	8.64	$39,325
Granted	3,029,386	8.14
Exercised	(63,092)	1.94
Forfeited	(540,519)	6.39
Expired	(47,077)	10.45
Outstanding as of September 30, 2022	7,855,182	6.04	8.26	12,272
Vested and expected to vest as of September 30, 2022	7,855,182	6.04	8.26	12,272
Exercisable as of September 30, 2022	2,675,961	$3.24	6.91	$7,899

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of September 30, 2022.

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2022 was $5.52. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $0.4 million.

As of September 30, 2022, there was $23.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

14. Net Loss per Share Attributable to Common Stockholders

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(25,799)	$(18,528)	$(71,875)	$(47,426)
Denominator:
Weighted average number of common stock, basic and diluted	47,854,965	32,303,540	47,837,490	13,898,089
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.54)	$(0.57)	$(1.50)	$(3.41)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
Outstanding options to purchase common stock	7,855,182	5,575,623

15. Income Taxes

During the three and nine months ended September 30, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods, however, we have no assurance that the provision will be repealed or otherwise modified. Management does not believe it would result in a taxable position for the Company if this change is adopted, or have a material impact on the Company's financial statements. More recently, on August 16, 2022, The Inflation Reduction Act, or IRA, was signed into law. Key provisions are a Corporate Alternative Minimum Tax (CAMT) for companies whose Financial Statement income exceeds $1 billion and establishes a 1% excise tax on stock repurchases after December 31, 2022. The Company does not anticipate the IRA will have a material impact on the Company's financial statements but will continue to monitor and evaluate.

16. Related Party Transactions

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 54% of the Company’s outstanding voting stock as of September 30, 2022. Flagship historically provided management services to the Company, and we reimburse Flagship for certain expenses, including insurance and benefits, and related fees, and software licenses incurred on the Company’s behalf. For the three months ended September 30, 2022 and 2021, the Company incurred $0.4 million and $0.2 million, respectively, primarily for reimbursable expenses. For the nine months ended September 30, 2022 and 2021, the Company incurred $1.2 million and $0.7 million, respectively, primarily for reimbursable expenses. These expenses are recorded as related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, there was an immaterial amount of outstanding payments due to Flagship.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to LARONDE, Inc. (“LARONDE”, formerly known as VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”), approximating $1.3 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income, which was recorded as a reduction of rental expense, of $1.7 million and $1.5 million during the nine months ended September 30, 2022 and 2021, respectively. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from LARONDE as of September 30, 2022 and December 31, 2021.

In September 2019, the Company sublet approximately 1,445 square feet of its 325 Vassar Street facility to Cygnal, which is an affiliate of Flagship, for two years. The lease term was to continue on a month-to-month basis until advanced notice is provided to the Company. Cygnal gave notice, terminated the agreement and vacated the property in May 2022. The rental rate for the sublease arrangement was equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, approximating $0.1 million per year. The sublessee was obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of less than $0.1 million for the nine months ended September 30, 2022 and 2021, which was recorded as a reduction of rental expenses. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from Cygnal as of September 30, 2022 and December 31, 2021.

Refer to other related party transactions as described in Note 9, Commitments and contingencies, Note 10, License agreements and Note 11, Collaboration agreement.

17. Subsequent Events

On October 12, 2022, the Company entered into a Collaboration and License Agreement (the “Agreement”) with Nitto Denko Corporation (“Nitto”), pursuant to which, Nitto granted the Company an exclusive, worldwide, royalty-bearing, fully transferable and fully sublicensable license under all intellectual property (the “Licensed IP”) owned or controlled by Nitto relating to its lipid nanoparticle (“LNP”) delivery technology.

Under the terms of the Agreement, the Company has agreed to pay Nitto an upfront cash payment of $1.0 million within thirty days of the effective date of the Agreement. The Company is also required to make up to $84.0 million in future payments to Nitto based upon the achievement of specified development, regulatory and sales milestones. The Company is also obligated to pay to Nitto tiered, single-digit percentage royalties on a country-by-country basis based on net sales of the Licensed Product, subject to reduction in specified circumstances.

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

Overview

Omega Therapeutics is a clinical-stage biotechnology company pioneering the first systematic approach to use mRNA therapeutics as a new class of programmable epigenetic medicines. mRNA refers to Messenger RNA, a single-stranded RNA (ribonucleic acid that carries instructions for the synthesis of proteins) corresponding to the sequence of a gene. Our OMEGA Epigenomic Programming™ platform ("OMEGA platform”) harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism's life from cell genesis, growth and differentiation to cell death. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as the “control room” of biology. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZip. We rationally design and engineer our mRNA therapeutics, which are programmable and modular epigenetic medicines, called Omega Epigenomic Controllers, or OECs, to target EpiZips for Precision Genomic Control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions. Our pipeline currently consists of early-stage programs that span oncology, multigenic diseases including immunology, regenerative medicine, and select monogenic diseases.

Since our inception, we have incurred significant operating losses. We have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for and initiating clinical trials of our product candidates. To date, we have funded our operations primarily with proceeds from sales of equity securities and borrowings under our loan and security agreement.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $148.3 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Recent Developments

In October 2022, we entered into a Collaboration and License Agreement with Nitto Denko Corporation, pursuant to which, Nitto granted us an exclusive, worldwide, royalty-bearing, fully transferable and fully sublicensable license under all intellectual property (the “Licensed IP”) owned or controlled by Nitto relating to its lipid nanoparticle (“LNP”) delivery technology that is necessary or useful to research, develop, commercialize, make, have made, use, sell, have sold, offer for sale, or import any product (a “Licensed Product”) directed to the c-Myc oncogene in lung that (a) consists of (i) one LNP composition approved by a joint steering committee established by us and Nitto and (ii) one or more epigenomic controllers controlled by us and (b) (i) but for the licenses granted to us by Nitto, would infringe at least one valid claim in the Licensed IP or (ii) incorporates or otherwise makes use of the data, results or know-how included in the Licensed IP.

Development Programs

OTX-2002

On July 14, 2022, we announced clearance of our investigational new drug (“IND”) application from the United States Food and Drug Administration ("FDA") to initiate a Phase 1/2, first-in-human, clinical trial of OTX-2002 for the treatment of hepatocellular carcinoma, or HCC.

The MYCHELANGELOTM I clinical trial has been initiated and the first patient has been dosed. The Phase 1/2 MYCHELANGELO I trial will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of OTX-2002 as a monotherapy (Part 1) and in combination with standard of care therapies (Part 2) in patients with relapsed or refractory HCC and other solid tumor types known for association with the MYC oncogene. The study is expected to enroll approximately 190 patients at clinical trial sites in the United States, Asia, and Europe.

On November 2, 2022, we announced that OTX-2002 was granted Orphan Drug Designation by the FDA for the treatment of HCC.

OTX-2101

In October 2022, we announced the selection of OTX-2101 as the second OEC development candidate to advance into IND-enabling studies for the treatment of non-small cell lung cancer, or NSCLC.

Other OEC programs

Beyond HCC and NSCLC, we continue to advance multiple OECs from the OMEGA Epigenomic Programming platform through preclinical studies. The CXCL 1-8-targeting OEC has been characterized in preclinical studies and has potential in several indications including neutrophilic asthma, acute respiratory distress syndrome (including COVID-related), and oncology, dermatological and rheumatological indications, representing a potential franchise opportunity.

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

Other income (expense), net

Interest income (expense), net

Interest expense primarily consists of interest payments as well as the amortization of the debt discount related to our loan and security agreement. Interest income consists of interest earned on corporate debt securities.

Other income (expense), net

Other income (expense), net primarily consists of the remeasurement gains or losses associated with changes in the fair value of the warrant liability and the success fee obligation related to our loan and security agreement, as amended. Until settlement, fluctuations in the fair value of our warrant liability and success fee obligation are based on the remeasurement at each reporting period.

Results of operations

Comparison for the three months ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021, together with the changes in those items in thousands of dollars and as a percentage.

	Three Months Ended September 30,		$ Increase /
	2022	2021	(Decrease)	% Change
Collaboration revenue from related party	$595	$—	$595	100%
Operating expenses:
Research and development	20,670	12,289	8,381	68%
General and administrative	5,198	4,459	739	17%
Related party expense, net	712	473	239	51%
Total operating expenses	26,580	17,221	9,359	54%
Loss from operations	(25,985)	(17,221)	8,764	51%
Other income (expense), net:
Interest income (expense), net	184	(339)	(523)	(154)%
Change in fair value of warrant liability	—	(970)	(970)	(100)%
Other income, net	2	2	—	NM
Total other income (expense), net	186	(1,307)	(1,493)	(114)%
Net loss	$(25,799)	$(18,528)	$7,271

NM - Not meaningful

Revenue

Revenue of $0.6 million for the three months ended September 30, 2022 consisted of reimbursements received for the costs of our research activities performed in connection with the collaboration agreement with PMCo. There was no revenue for the three months ended September 30, 2021.

Research and development expenses

Research and development expenses increased by $8.4 million to $20.7 million for the three months ended September 30, 2022, from $12.3 million for the three months ended September 30, 2021. The $8.4 million increase was primarily driven by an increase of $3.4 million in external manufacturing costs and study costs in support of the advancement of our programs, an increase of $3.2 million in personnel-related expenses, including stock-based compensation to support business growth, and an increase of $1.5 million attributable to clinical development costs. The remaining $0.3 million increase was attributable to facilities and overhead expenses.

General and administrative expenses

General and administrative expenses increased by $0.7 million to $5.2 million for the three months ended September 30, 2022, from $4.5 million for the three months ended September 30, 2021. The $0.7 million increase was primarily driven by an increase of $0.9 million in personnel-related expenses, including recruiting fees and stock-based compensation to support business growth, offset by a decrease in $0.2 million in facilities and professional fees.

Related party expense, net

Related party expense, net was $0.7 million for the three months ended September 30, 2022 and $0.5 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space, other reimbursable expenses to Flagship, and certain fees payable to our non-employee directors after we became a public company, offset by the income earned from our sublessees. During the three months ended September 30, 2021, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space and management services and other reimbursable expenses to Flagship, offset by income earned from our sublessees.

Interest income (expense), net

Interest income, net was $0.2 million for the three months ended September 30, 2022 and interest expense, net was $0.3 million for the three months ended September 30, 2021. The $0.5 million decrease in interest expense, net was attributed to an increase in interest income earned on corporate debt securities during the three months ended September 30, 2022.

Change in fair value of warrant liability

During the three months ended September 30, 2021, we recorded a $1.0 million expense related to the change in fair value of warrant liability. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock, and the carrying value of the warrants was reclassified from liability to additional paid-in capital on our balance sheet. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, and we issued 82,193 shares of our common stock.

Other income, net

Other income, net was less than $0.1 million for both of the three-month periods ended September 30, 2022 and 2021.

Comparison for the nine months ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021, together with the changes in those items in thousands of dollars and as a percentage.

	Nine Months Ended September 30,		$ Increase /
	2022	2021	(Decrease)	% Change
Collaboration revenue from related party	$1,338	$—	$1,338	100%
Operating expenses:
Research and development	54,329	33,222	21,107	64%
General and administrative	16,466	10,911	5,555	51%
Related party expense, net	2,342	1,235	1,107	90%
Total operating expenses	73,137	45,368	27,769	61%
Loss from operations	(71,799)	(45,368)	26,431	58%
Other expense, net:
Interest expense, net	(26)	(741)	(715)	(96)%
Change in fair value of warrant liability	—	(1,310)	(1,310)	(100)%
Other expense, net	(50)	(7)	43	NM
Total other expense, net	(76)	(2,058)	(1,982)	(96)%
Net loss	$(71,875)	$(47,426)	$24,449

NM - Not meaningful

Revenue

Revenue was $1.3 million for the nine months ended September 30, 2022, which represented the reimbursement received for the costs of our research activities performed in connection with the collaboration agreement with PMCo. There was no revenue for the nine months ended September 30, 2021.

Research and development expenses

Research and development expenses increased by $21.1 million to $54.3 million for the nine months ended September 30, 2022, from $33.2 million for the nine months ended September 30, 2021. The $21.1 million increase was primarily driven by an increase of $9.4 million in personnel-related expenses, including stock-based compensation to support business growth, an increase of $8.2 million in external manufacturing costs and study costs in support of the advancement of our programs, an increase of $2.6 million attributable to clinical development costs, and the remaining $0.9 million increase primarily attributable to facilities and overhead expenses.

General and administrative expenses

General and administrative expenses increased by $5.6 million to $16.5 million for the nine months ended September 30, 2022, from $10.9 million for the nine months ended September 30, 2021. The $5.6 million increase was primarily driven by an increase of $3.8 million in personnel-related expenses, including recruiting fees and stock-based compensation to support business growth and an increase of $1.2 million in directors’ and officers’ liability insurance cost, with the remaining $0.6 million increase primarily attributable to higher professional fees and consulting services associated with ongoing business activities.

Related party expense, net

Related party expense, net was $2.3 million for the nine months ended September 30, 2022 and $1.2 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space, other reimbursable expenses to Flagship, and certain fees payable to our non-employee directors after we became a public company, offset by the income earned from our sublessees. During the nine months ended September 30, 2021, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space and management services and other reimbursable expenses to Flagship, offset by income earned from our sublessees.

Interest expense, net

Interest expense, net was less than $0.1 million for the nine months ended September 30, 2022 and $0.7 million for the nine months ended September 30, 2021. The $0.7 million decrease in interest expense, net was attributed to an increase in interest income earned on corporate debt securities during the nine months ended September 30, 2022.

Change in fair value of warrant liability

During the nine months ended September 30, 2021, there was $1.3 million incurred related to the change in fair value of warrant liability. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock, and we reclassified the carrying value of the warrants from liability to additional paid-in capital on our balance sheet. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, and we issued 82,193 shares of our common stock.

Other expense, net

Other expense, net was less than $0.1 million for both of the nine-month periods ended September 30, 2022 and 2021.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(74,278)	$(41,653)
Net cash used in investing activities	(35,712)	(1,267)
Net cash provided by financing activities	122	254,244
Net change in cash, cash equivalents, and restricted cash	(109,868)	211,324

Operating activities

Net cash used in operating activities totaled $74.3 million for the nine months ended September 30, 2022 compared to net cash used in operating activities of $41.7 million for the nine months ended September 30, 2021. The $32.6 million increase in operating cash outflows was primarily attributable to $24.4 million higher net loss recognized during the nine months ended September 30, 2022 and higher cash outflows due to changes in operating assets and liabilities, offset by higher non-cash charges including stock-based compensation and amortization of right-of-use assets.

Investing activities

Net cash used in investing activities totaled $35.7 million for the nine months ended September 30, 2022 compared to net cash used in investing activities of $1.3 million for the nine months ended September 30, 2021. The increase was primarily attributable to purchases of and proceeds received from marketable securities.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of the proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted primarily of the proceeds from our IPO of $128.8 million, net of underwriting discounts and payments for offering costs, and net proceeds from the issuance of Series C redeemable convertible preferred stock of $125.4 million in March 2021.

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

In December 2021, we entered into an amendment to the Loan Agreement, or Fourth Amendment, in which PWB made an additional term loan to us in an aggregate principal amount of $20.0 million. The proceeds of the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million, and the remaining cash proceeds of $8.0 million were used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan is September 30, 2025, and it will be repaid beginning on September 30, 2023 in twenty-four equal monthly installments, including interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. As of September 30, 2022, the interest rate applicable to the term loan was 5.50% and the interest payment on the outstanding term loan was less than $0.1 million per month.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, we are subject to certain affirmative and negative covenants to which we will remain subject to until maturity.

Funding requirements

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $148.3 million. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and initiate clinical trials for OTX-2002 and any other product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

•
the scope, progress, results, and costs of our preclinical studies, and clinical trials of OTX-2002 and any future clinical trials;
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

Contractual obligations

There have been no material changes to our contractual obligations as of September 30, 2022 from those disclosed in our 2021 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, including net losses of $68.3 million and $29.4 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $206.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for and initiating clinical trials of our product candidates.

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

Our existing cash, cash equivalents and marketable securities as of September 30, 2022 will not be sufficient to fund all of our efforts that we plan to undertake. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because most of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results, and costs of our preclinical studies and clinical trials of OTX-2002 and any future clinical trials;
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

As of September 30, 2022, we had $20.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is September 30, 2025, and we will be required to begin repayment of the loan in 24 equal monthly payments beginning on September 30, 2023. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Pursuant to the terms of the Loan Agreement, interest payment on the outstanding term loan is less than $0.1 million per month, and we are required to pay a success fee of up to $0.2 million upon the occurrence of a specified liquidity event. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Our success depends on the OMEGA platform technology which is a novel technology. As such, it is difficult to accurately predict the preclinical and clinical developmental challenges we may incur for our programs and product candidates as they proceed through product discovery or identification, preclinical studies, and clinical trials. In addition, because we have only recently commenced clinical trials of our pipeline product candidates, we have not yet been able to assess the safety or efficacy of our technology in humans and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Given the novelty of our technology platform, there can be no assurance as to the length of preclinical work, clinical development, the number of patients that FDA or comparable foreign regulatory authority may require to be enrolled in clinical trials to establish the safety and efficacy, purity and potency of our product candidates, or that the data generated in these clinical trials will be acceptable to the FDA or comparable foreign regulatory authorities to support marketing approvals. The FDA and comparable regulatory authorities may take longer than usual to come to a decision on any biologics license application, or BLA, or foreign marketing application, that we submit and may ultimately determine that there is not adequate data, information, or experience with our product candidate to support approval. The FDA or comparable foreign regulatory authorities may also require that we conduct additional post-marketing studies or implement risk management programs, such as a risk evaluation and mitigation strategy, or REMS, or similar risk management measures, until more experience with our product candidates are obtained. Each of these factors could increase our expected development costs, and delay, prevent, or limit the scope of any commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted or approved by the FDA and comparable foreign regulatory authorities. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone, or in combination with other therapies.

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

In addition, the clinical trial requirements of the FDA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use as well as market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities and approaches. Further, as we are developing novel treatments, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few gene therapy products have been approved by the FDA and comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union, or EU, or other jurisdictions. Further, approvals by one regulatory authority may not be indicative of what other regulatory authorities may require for approval.

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

On July 14, 2022, we announced clearance of our IND application from the FDA to initiate a Phase 1/2, first-in-human, clinical trial of OTX-2002 for the treatment of HCC, which has launched under the MYCHELANGELO clinical program. We have not initiated or completed any other clinical trials for any of our product candidates. We cannot guarantee that any of our clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical trial development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Risks Related to Commercialization

We are very early in our development efforts. Most of our product candidates are in preclinical development or discovery and we recently received FDA clearance for our IND application for OTX-2002 and have initiated a clinical trial. It will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

We may face competition from new entrants to the epigenetic medicine space. We also compete with many companies that are using other technologies targeting the same indications we are currently pursuing. We expect our product candidates to compete with companies developing technologies that focus on gene-expression control using various technologies, such as CRISPR gene editing, gene therapies, non-coding RNA therapeutics, and small-molecule epigenetics, including Alnylam Pharmaceuticals Inc., Beam Therapeutics, Inc., Biogen Inc., Constellation Pharmaceuticals, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Ionis Pharmaceuticals, Inc., Janssen Pharmaceuticals, Inc., Pfizer Inc., and Sangamo Therapeutics, Inc. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians, or patients. Hospitals, physicians, or patients may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

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

We depend substantially on our agreements with Flagship Pioneering Innovations V, Inc., or Flagship, the Whitehead Institute for Biomedical Research, or WIBR, Acuitas Therapeutics, Inc., or Acuitas, and Nitto Denko Corporation, or Nitto, including the licenses granted thereunder. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

We may also enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance, and other obligations on us. We are also obligated to achieve certain development milestones with respect to licensed products in our fields of use within specified time periods. If we fail to comply with our obligations to Flagship, WIBR, Acuitas, Nitto, or any of our other current or future licensors or collaborators, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture, or market any product candidate that is covered by these agreements, which could adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in us having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

We rely on Flagship, WIBR, Acuitas, and Nitto to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We may have limited control over their activities or their use or licensing of any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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
•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state, or provincial governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical trial endpoints;
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

Based on the number of shares of common stock outstanding as of September 30, 2022, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 71% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders would control the election of directors, the composition of our management and approval of any merger, consolidation, or sale of all or substantially all of our assets. This may prevent a change in our management or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, subject to adjustment for inflation or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common shares that are held by non-affiliates to exceed $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Omega Therapeutics, Inc.

Date: November 8, 2022	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer
(Principal executive officer)

Date: November 8, 2022	By:	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal financial and accounting officer)