Form 10-K
period 2022-12-31
Omega Therapeutics, Inc.
filed 2023-03-01
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $80.0 million. Solely for purposes of this disclosure, shares of

i

common stock held by executive officers, directors and certain stockholders of the Registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2023 was 48,095,462.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022, are incorporated herein by reference in Part III.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, the sufficiency of our cash, cash equivalents and marketable securities to fund our operating expenses and capital expenditure requirements, business strategy, product candidate development, prospective products, product candidate approvals, research and development activities and costs, future revenue, timing and likelihood of success of our business plans, plans and objectives of management, future results and timing of clinical trials, treatment potential of our product candidates, and the market potential of our product candidates are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
We continue to evaluate plans to acquire and establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on contract development and manufacturing organizations for the manufacture of our product candidates. Any plan to establish our own manufacturing facility and infrastructure will be costly and time-consuming and we may not be successful.
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
•
We are very early in our development efforts. Most of our product candidates are in preclinical development or discovery, and we recently received FDA clearance for our IND application for OTX-2002 and have initiated the associated clinical trial. It will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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

PART I

Item 1. Business.

Overview

Omega Therapeutics is a clinical-stage biotechnology company pioneering the development of a new class of programmable epigenetic mRNA medicines. Our OMEGA platform harnesses the power of epigenetics and our deep understanding of genomic architecture to precisely target and controllably modulate gene expression at the pre-transcriptional level to treat or cure diseases. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and collectively act as nature’s innate control system. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel and unique DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, which are programmable and modular epigenetic medicines, called Omega Epigenomic Controllers, or OECs, to target EpiZips for Precision Epigenomic Control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases, processes and conditions. Our pipeline currently consists of early-stage programs that span oncology, multigenic diseases including immunology, regenerative medicine, and select monogenic diseases.

We believe that the Precision Epigenomic Control delivered by the OMEGA platform has broad therapeutic applicability and transformational potential, initially spanning across:

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

Our Pipeline

Our current pipeline consists of the following programs:

Intellectual Property and Manufacturing Capabilities

We have consolidated a significant intellectual property estate covering the OMEGA platform and our OECs through our own development activities and through licenses from the Whitehead Institute at the Massachusetts Institute of Technology, or the Whitehead Institute. We are also developing internal and external manufacturing capabilities, including evaluating plans to build our own facility, to provide appropriate scale and quality to support development and commercialization of our OECs.

Our Strategy

Our objective is to become the leading programmable epigenetic medicines company by engineering, developing, manufacturing, and commercializing OECs, utilizing the OMEGA platform. Our vision is to treat and cure serious diseases by selectively and safely directing the human genome to control gene expression pre-transcriptionally without altering native DNA sequences.

Our strategy includes:

•
Strategically invest in and advance the OMEGA platform. Our scientific and technical expertise and expansive intellectual property estate have enabled us to develop our industry-leading, pioneering OMEGA platform. We plan to continue to invest in expanding our knowledge of IGD biology and epigenetics in order to identify new DNA-sequence-based epigenomic targets, the EpiZips, further our capacity to innovate and engineer OECs, expand our technologies, broaden our delivery capabilities, and enhance our institutionalized knowledge to further solidify our position as a leading digital and data-driven epigenetic medicines company. We plan to build additional computational, big-data, and advanced-analytic capabilities to maintain our leadership position. We plan to expand and strengthen our position as leaders in developing mRNA therapeutics for epigenomic control.
•
Establish OECs as a new class of programmable epigenetic mRNA medicines. Through the breadth of our research-and-development activities and the pursuit of high-value biological targets, we seek to demonstrate the unprecedented therapeutic potential of our OECs and to expand our repertoire of OECs that can be used for therapeutic applications. We have conducted in vivo preclinical studies of our OECs in multiple disease models for various indications, including hepatocellular carcinoma, or HCC, non-small cell lung cancer, or NSCLC, and acute respiratory distress syndrome, or ARDS, and we expect to conduct in vivo preclinical studies for multiple additional programs. We have initiated clinical development for the HCC program and IND-enabling studies for our NSCLC program.
•
Expand our pipeline through internal and partnering efforts. We believe the OMEGA platform can be used to create therapeutics to treat a broad array of human diseases by regulating the expression of single or multiple genes. Internally, we intend to focus our development and commercialization efforts in areas of high unmet need with well-defined and circumscribed patient populations. At the same time, we plan to seek collaborations or co-development arrangements to mitigate development risk or gain access to novel delivery technologies.
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

Background on Insulated Genomic Domains (IGDs)

Epigenetics is the mechanism that systematically controls every aspect of an organism’s life from cell growth and differentiation to cell death. Our team has developed an understanding of the universal operating system of epigenetics and has built the OMEGA platform to replicate nature’s method of gene control for therapeutic benefit. IGDs are key to understanding the organization of this operating system and act as the fundamental structural and functional units of gene control and cell differentiation. There are approximately 15,000 IGDs that encompass the roughly 20,000 genes that are distributed across our 23 chromosomes. They are ubiquitous in every cell and evolutionarily conserved within and largely across species.

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

Enhancer sequence
CTCF binding site
Promoter
mRNA
mRNA
Gene
CTCF
DNA

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

OMEGA Platform

We believe that the OMEGA platform represents an unprecedented approach to developing therapeutics to treat the epigenetic basis of disease by precisely controlling gene expression without altering native DNA sequences. We believe that our OECs’ ability to precisely target and provide controlled tunable and durable effects has the potential to treat a wide range of diseases.

The OMEGA platform consists of four pillars.

1. Proprietary Database of IGDs and EpiZips

We utilize a biology-first approach to target identification starting with validated gene targets linked to a disease indication of interest. We use proprietary algorithms and machine-learning tools to mine our own and public databases to develop a comprehensive profile of the target IGD to understand how it is dysregulated in diseased states. We synthesize this information to determine the key therapeutic intervention points, the EpiZips, to be targeted with OECs to achieve the desired effect on gene expression. Through this process, we have built an expansive library of thousands of EpiZips and IGDs as potential therapeutic targets.

2. Programmable and Modular Epigenetic mRNA Medicines (OECs) Tailored to Disease

We have created a modular basis for efficient and intelligent design of programmable epigenetic medicines, the OECs. These prospectively engineered investigational medicines allow us to regulate multiple genes with exquisite specificity, controllable tuning, and duration of effect. Our OECs are programmable mRNA therapeutics that express fusion proteins comprised of two components—a DNA-binding domain and an epigenomic effector protein, as shown in the figure below. The DNA-binding domain is designed to target a particular EpiZip with exquisite specificity. The epigenomic effector protein is designed to interact with DNA or DNA-associated proteins within the cell nucleus, such as histones and transcription factors, to up- or down-regulate gene expression and control the duration of effect. We use proprietary algorithms to design our OECs, including programming DNA-binding domains and selecting optimal epigenomic effector proteins. These computational tools allow us to efficiently generate numerous potential OECs and increases our ability to engineer OECs to treat a particular target.

Omega Epigenomic Controller (OEC)*

*mRNA medicines expressed as proteins in cell nucleus

We are currently developing proprietary zinc-finger-like proteins and other DNA-binding domains. For epigenomic effectors, we have generated and continue to build a library consisting of more than 100 single- and multi-functional epigenomic effector domains, including both naturally occurring and proprietary engineered variants of DNA-modifying factors, histone-modifying factors, and other chromatin-remodeling factors.

The initial identification of IGDs, EpiZips, and the mechanism of action for OECs directed to particular target genes are rapidly validated utilizing epigenomic controller screens. Our modular design approach allows us to accelerate our discovery process and to identify gene targets and generate initial lead OECs to modulate them in potentially as little as a few weeks.

3. Engineered, Customized Drug Delivery to Target Tissues and Cells

Delivery to the appropriate cells and tissues is critical to the successful application of our technology. We are exploring and innovating a multitude of delivery methods.

We have chosen lipid-nanoparticle-, or LNP-, delivery technology validated in third-party clinical trials for our initial programs. LNPs are currently used in products, both approved and in development. We have deep expertise in delivery formulations and leverage technological improvements and established regulatory precedents to develop our own LNPs. We are delivering our OECs as mRNA, which encodes the DNA binding domain and epigenetic effector proteins, encapsulated within a LNP. Our LNPs are typically 3- or 4-component molecules that encapsulate nucleic acids like mRNA, protect and transport them to organs and tissues within the body, and facilitate their uptake into cells. We believe our LNPs are capable of providing re-dosable, non-viral, in vivo delivery to the liver, lung, central nervous system, immune cells, joints, and other cells and tissues. Once taken up into cells, the LNP enables release of the mRNA cargo into the cytoplasm where it is translated into the OEC, which, in turn, is transported to the nucleus and binds to the targeted EpiZip within the specified IGD. We are currently exploring a range of cationic and ionizable LNPs from various internal and external sources and have developed proprietary LNP formulations that have shown specific and efficient in vivo functional delivery in preclinical studies.

4. Industry-Leading Computational, Biological, and Genomic Expertise

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

Our Development Programs

Our current pipeline consists of development programs in oncology, multigenic diseases including immunology, regenerative medicine, and select monogenic diseases.

Oncology

OTX-2002 for Hepatocellular Carcinoma

We are developing OTX-2002 to downregulate c-Myc, an oncogene that is dysregulated in more than 50% of human cancers and is frequently associated with poor prognosis, as a potential treatment for patients with advanced HCC. c-Myc has been shown to play a key role in liver cell proliferation and is known to be upregulated in the majority of HCC cases. Drug development aimed at directly targeting c-Myc has proved challenging because its expression is tightly regulated and because it is a protein that lacks a specific active site for small molecule binding. This means that targeting c-Myc mRNA or protein is unlikely to be effective as neither approach addresses the underlying dysregulation at the transcriptional level. Unlike other more binary approaches to downregulation of gene expression, OECs can precisely modulate c-Myc expression enough to kill highly MYC-amplified cancer cells and drive tumor regression, but spare healthy surrounding cells which need only a low level of MYC for normal function.

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

When tested in a panel of HCC cell lines, OTX-2002 made epigenetic modifications in precisely targeted regions in the chromosome, leading to a reduction in MYC mRNA levels and driving antiproliferative effects. In preclinical studies utilizing both subcutaneous and orthotopic mouse xenograft models of HCC, OTX-2002 led to significant tumor growth inhibition with no significant impact on body weight change in mice. The antitumor activity was consistent with reduction in MYC protein levels in the tumors. Further, in both in vitro and in vivo studies, OTX-2002 in combination with lenvatinib or sorafenib, the current standard of care agents in HCC, was associated with enhanced inhibition of tumor growth in HCC tumor models.

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

OTX-2002 was associated with a dose-response on expression and viability (in vitro)

In a separate preclinical study of OTX-2002 in an HCC cell line (Hep3B), we demonstrated a selective effect on the viability of cancer cells. As shown in the graph below, treatment of cancer cells with OTX-2002 at concentrations ranging from 0.001 to 500 ng/mL resulted in a significant reduction in the viability of these cells at all doses, where, by contrast, when we treated normal cells (healthy primary human liver hepatocytes) with OTX-2002 we saw no significant impact on cell viability.

OTX-2002 reduced viability of HCC cancer cells but not healthy human liver cells (in vitro)

OTX-2002 delivered via formulated LNPs in vivo decreased tumor burden in mice containing human HCC xenografts. In this preclinical study, we administered 3 mg/kg OTX-2002 every five days in a mouse subcutaneous tumor model or a small molecule control. As shown in the graph below, treatment with OTX-2002 was associated with a statistically significant inhibition of tumor growth, resulting in a 78% inhibition of tumor growth by Day 13 compared to the negative control. Treatment with OTX-2002 was equivalent to treatment with the small molecule comparator. Mice treated with OTX-2002 did not experience a significant decrease in body weight. OTX-2002 was well tolerated in this study with no adverse events observed.

OTX-2002 anti-tumor activity and dose-dependent response observed in HCC subcutaneous xenograft model, with no significant impact on body weight (in vivo)

*Statistically significant vs negative control, t-test p<0.05 starting on Day 6. OTX-2002 dosed IV every 5 days.

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

OTX-2002 anti-tumor activity and change in body weight observed in HCC orthotopic xenograft model (in vivo)

We have also observed statistically significant combination efficacy benefit with checkpoint inhibitors, including both anti-PD-1 and anti-PD-L1 agents. In evaluation of a mouse surrogate OEC for OTX-2002 in a subcutaneous HCC tumor model (Hepa1-6), groups of immune competent mice were administered 1 mg/kg of the OEC every five days, 10 mg/kg of either anti-PD1 or anti-PD-L1 weekly, combinations of the OEC and anti-PD1 or anti-PD-L1, or a negative control. As shown in the graph below, combination treatment resulted in statistically significant inhibition of tumor growth compared to the negative control, and further, statistically significant inhibition of tumor growth compared to all of the monotherapy treatment arms. Both combination arms were well tolerated with no significant impact on body weight observed during the study.

Treatment with OEC in combination with anti-PD1 or anti-PDL1 anti-tumor activity and body weight observed in HCC xenograft model(in vivo)

In vivo treatment of OTX-2002 delivered via formulated LNPs in a mouse subcutaneous human HCC tumor model at a doses of 3 mg/kg every five days resulted in decreased tumor burden and also showed correlated changes in c-Myc expression and associated clinical biomarkers in tumors at the cellular level. As shown in the graph below, immunohistochemistry analysis of histology sections from OEC candidate-treated and negative control tumors harvested from the animals in the in vivo studies described above showed significant downregulation of c-Myc protein in the tumors (indicated by loss of brown staining) as well as the expected downregulation of Ki67 (a biomarker of tumor cell proliferation) and upregulation of Caspase 3 (a biomarker of apoptosis, a type of programmed cell death).

Change in clinical biomarkers observed in HCC xenograft model

In July 2022, we announced clearance of our investigational new drug (“IND”) application from the United States Food and Drug Administration ("FDA") to initiate a Phase 1/2, first-in-human, clinical trial of OTX-2002 for the treatment of HCC.

In October 2022, we announced initiation of the Phase 1/2 MYCHELANGELOTM I clinical trial. The study will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of OTX-2002 as a monotherapy (Part 1) and in combination with standard of care therapies (Part 2) in patients with relapsed or refractory HCC and other solid tumor types known for association with the MYC oncogene. The study is expected to enroll up to 190 patients at clinical trial sites in the United States, Asia, and Europe.

In November 2022, we announced that OTX-2002 was granted Orphan Drug Designation by the FDA for the treatment of HCC.

OTX-2101 for Non-Small Cell Lung Cancer

In October 2022, we announced the selection of OTX-2101 as a development candidate to advance into IND-enabling studies for the treatment of NSCLC. Approximately 50% of NSCLC tumors overexpress c-Myc. We are developing OTX-2101 to downregulate c-Myc and reduce this overexpression. NSCLC is the most common type of lung cancer, accounting for 84% of all lung cancer diagnoses, which was approximately 192,200 new cases in the United States in 2020. The five-year survival rate for NSCLC is 24%. Depending on the stage of disease at diagnosis, current treatment options include therapies such as surgical resection, photodynamic therapy (PDT), laser therapy, or brachytherapy, chemotherapy, radiation therapy, targeted therapies (e.g., TKIs) and immunotherapy in combination with other therapies.

We have identified OEC candidates that have shown activity against a range of NSCLC cell lines in vitro in preclinical studies, showing down-regulation of c-Myc with concomitant loss of cellular viability. Importantly, in in vitro preclinical studies, minimal antiproliferative effects in normal primary lung epithelial cells, fibroblasts, and endothelial cells were observed with these OEC candidates. In addition, the OEC candidates showed synergistic effects on cell proliferation in a preclinical study when treated in combination with clinically relevant TKIs (data not shown). We also conducted preclinical studies in two subcutaneous xenograft models of NSCLC. In these studies, we treated mice with 3 mg/kg of one of our OEC candidates every five days. Treatment with our OEC candidate showed a statistically significant reduction in tumor size during the dosing phase of the study, with no reduction in body weight of treated mice observed. In these two studies, treatment with our OEC candidate was associated with an equivalent effect on tumor volume to treatment with the standards of care, chemotherapy medication used to treat several cancers, as shown in the graphs below.

OEC candidate anti-tumor activity in H460 and H2009 NSCLC subcutaneous xenograft models (in vivo)

Anti-tumor activity observed in NSCLC subcutaneous xenograft model (in vivo)

* p<0.05 compared to negative control

Change in body weight observed in NSCLC subcutaneous xenograft model (in vivo)

In a panel of NSCLC cell lines, OTX-2101 reduced viability and induced apoptosis, consistent with reduction in MYC mRNA levels. Further analysis of the OTX-2101-treated cells showed specific binding of the mRNA drug substance to its predicted genomic target region and an increase in the expected epigenetic mark(s) at the target site. In preclinical studies in subcutaneous xenograft models of NSCLC, we observed significant inhibition of tumor growth at well tolerated doses of OTX-2101. OTX-2101 showed combination benefit in NSCLC cells in vitro, when treated either with MEK inhibitor (trametinib), or EGFR inhibitor (Osimertinib), which we believe demonstrates OTX-2101’s potential to offer a potential differentiated treatment modality in advanced NSCLC.

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

Multigenic Diseases Including Immunology

Acute Respiratory Distress Syndrome (ARDS)

We are evaluating OEC candidates to reduce expression of the CXCL1, 2, and 3 and IL-8 gene cluster in various potential indications, including inflammatory lung diseases such as neutrophilic asthma and ARDS, dermatological and rheumatological indications, and oncology. Overexpression of the CXCL gene cluster produces chemokines that attract neutrophils and promotes local inflammation. In the case of ARDS, chemokines that recruit inflammatory cells to the lung are of pivotal importance in disease pathogenesis and expression of the CXCL1, 2, 3, and IL-8 gene cluster is elevated in the lung cells of patients with ARDS. ARDS is a devastating syndrome, with an incidence of approximately 200,000 in the United States and a mortality rate approaching 40%.

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

Multigenic IGD targeting of chemokine genes observed (in vitro)

Target Gene Expression
(Percent of Negative Control)
120
100
80
60
40
20
0
CXCL1
CXCL2
CXCL3
IL-8
Negative Control
Controller A

In a preclinical study in an animal model of ARDS, we observed a significant decrease in neutrophil infiltration in lungs treated with an OEC candidate. Animals were administered 3 mg/kg of the OEC candidate two hours prior and eight hours after lipopolysaccharide insult to induce inflammation or 10 mg/kg dexamethasone daily as a positive control. As shown in the graph below, we observed a 56% decrease in neutrophils infiltration in broncho-alveolar lavage fluid (labeled BALF in the graph below) in mice 72 hours after treatment with the OEC candidate relative to disease control, a measure of the severity of the inflammatory response.

Decreased neutrophil infiltration in ARDS model (in vivo)

* p<0.05 compared to disease control

We also plan to conduct in vivo testing in other models of severe inflammatory disease where the CXCL1, 2 and 3 and IL-8 gene cluster plays a key role, such as neutrophilic dermatosis, paw edema, and rheumatoid arthritis.

Idiopathic Pulmonary Fibrosis

We are evaluating OEC candidates to down-regulate expression of a gene cluster known to be up-regulated in patients with idiopathic pulmonary fibrosis, or IPF, and promote pulmonary fibrosis in animal models. IPF is a rapidly progressive and fatal disease in which the lung loses its functional capacity over time. The global prevalence for IPF is roughly 13 to 20 per 100,000 persons, and there is no known cure. The average patient survival is approximately six years with treatment and three years without treatment. Current treatment options are limited to symptomatic or palliative care, including anti-fibrotics, anti-inflammatories, corticosteroids, oxygen therapy, and for advanced disease, lung transplant. If we are able to successfully down-regulate expression of this gene cluster in human lung cells, we believe this OEC candidate could also be developed for severe chronic obstructive pulmonary disease and asthma, as the same gene cluster is implicated in these indications as well as in IPF.

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

Regenerative Medicine

Liver Regeneration

We are developing OEC candidates designed to increase expression of HNF4, a transcriptional master regulator, as a potential way to restore liver-cell function in patients with severe liver dysfunction. HNF4 controls development, differentiation, and homeostasis of hepatocytes and other cell types in the liver by controlling the expression of proteins, such as bilirubin, albumin, and metabolic enzymes, which are essential for normal liver function. In chronic liver disease, HNF4 is down-regulated, which contributes to the pathology of liver failure. Studies have shown that increased expression of HNF4 in even a modest fraction of hepatocytes can restore healthy liver function.

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

Corneal Regeneration

We are also evaluating OEC candidates to control the expression of multiple potential target genes in patients with diabetes and other conditions to treat corneal epithelial injury. The proteins expressed by these genes have been strongly linked to cell-growth inhibition and shown to be key factors in preventing ocular wound-healing in animal models. Approximately 70% of patients with diabetes suffer from corneal complications, including epithelial fragility, recurrent erosions, ulcers, and delayed or incomplete wound repair. Diabetic retinopathy is currently the leading cause of legal blindness in working age adults worldwide. The condition is mainly treated by attempting to maintain tight blood glucose control. We believe that by tuning these genes, we may be able to facilitate corneal regeneration to treat these corneal complications from diabetes or other conditions.

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

Select Monogenic Diseases

Alopecia

We are developing OEC candidates for the treatment of alopecia, a disorder characterized by patches of non-scarring hair loss affecting the scalp and body. We are targeting SFRP1, a protein that inhibits hair growth in alopecia patients, and are developing OEC candidates designed to down-regulate the production of SFRP1. Alopecia areata affects approximately 6.5 million people in the United States and approximately 2% of people worldwide. Androgenetic alopecia, also known as male pattern baldness, is a genetically predetermined disorder caused by excessive response to androgens, which affects up to 50% of males and females. There is currently no cure for either type of alopecia. We are evaluating delivery of our OEC candidates to the hair bulb and assessing our OEC candidates’ effects in ex vivo models of hair growth.

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

Delivery of Omega Epigenomic Controllers

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

For each of our therapeutic programs, we evaluate the optimal LNP delivery options from both external collaborations and our internal LNP research and development platform. For example, for our lead program, OTX-2002, we have licensed LNP technology from Acuitas Therapeutics, Inc., or Acuitas, a company with extensive LNP intellectual property and a track record of collaborating and developing LNPs for clinical use. We believe our collaborations with external partners will provide significant formulation and manufacturing expertise that will facilitate the transfer of processes for LNP formulation of mRNA under cGMP standards to CDMOs. We are also in the process of engaging additional highly experienced CDMOs to manufacture our product candidates.

We believe that we have sufficient manufacturing capacity through our third-party CDMOs and current internal facilities to meet our current research, preclinical, and clinical material needs. We believe that the current manufacturing capacity established externally, together with the internal capacity will be sufficient to meet our anticipated needs for the next several years. We monitor the capacity availability for the manufacture of drug substance and drug product and believe that our supply agreements with our CDMOs and the lead times for new material supply would allow us to access additional capacity to meet our anticipated needs. We also believe that our product can be manufactured at a scale and with production and procurement efficiencies that will result in commercially competitive costs.

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

The key competitive factors affecting the success of any products that we develop, if approved, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may commercialize products more quickly than we do.

We expect to compete with companies developing technologies that focus on gene-expression control using various technologies, such as CRISPR gene editing, gene therapies, non-coding RNA therapeutics, and small molecule epigenetics. These companies include: Alnylam Pharmaceuticals, Inc., Beam Therapeutics Inc., Biogen Inc., CRISPR Therapeutics AG, Editas Medicine Inc., Ionis Pharmaceuticals, Inc., Intellia Therapeutics, Inc., Janssen Pharmaceuticals, Inc., Pfizer Inc., and Sangamo Therapeutics Inc.

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

Our wholly owned and in-licensed patent portfolio cover various aspects of the OMEGA platform, including, manufacturing, delivery, OECs and our therapeutic programs. Our patent portfolio also covers our product candidates that are in development. As of December 31, 2022, our patent portfolio consists of 28 patent families, including 40 pending U.S. patent applications (including provisional applications), 90 pending foreign patent applications in Europe, Australia, Canada, China, Hong Kong, Mexico, and Japan, and nine owned or in-licensed Patent Cooperation Treaty (PCT) applications that have not entered national phase. Any US or foreign patents issuing from or claiming priority to the patent applications in our patent portfolio will expire between 2036 and 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Our objective is to continue to expand our patent portfolio to protect our proprietary technology (including the OMEGA platform, OECs, delivery and manufacturing technology), inventions, improvements and current and future product candidates. Our patent portfolio currently does not include any granted patent covering any of our product candidates.

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

The intellectual property portfolio for our OMEGA platform technology includes patent rights directed to compositions and methods of using OECs; methods and compositions for upregulating or downregulating gene expression by targeting IGDs; compositions for modulating gene expression by targeting IGDs with epigenetic effectors, physical disruptors and genetic modifiers; and methods for identifying and interrogating IGDs. The portfolio relates broadly to our existing product candidates and those we may develop in the future and the indications we target or may target in the future. Intellectual property related to our OMEGA platform includes a patent application owned by us. As of December 31, 2022, we owned one provisional U.S. patent application related to the OMEGA platform. We also in-license the patents and patent applications related to our OMEGA platform from WIBR and from Flagship. As of December 31, 2022, we in-licensed three issued U.S. patents, 14 non-provisional U.S. patent applications and one provisional U.S. patent application; two PCT patent applications; and 28 foreign patent applications in Europe, Australia, Canada, China, Hong Kong, Japan, Mexico, and Taiwan related to the OMEGA platform. We expect patents issuing from or claiming priority to these pending applications, if any, to expire between 2036 and 2043, excluding any patent term adjustments or extensions. The foregoing account of our patent rights does not include rights to patents and patent applications owned by Acuitas and in-licensed to Omega pursuant to a non-exclusive license agreement or those owned by Nitto Denko Corporation, or Nitto, and in-licensed to us pursuant to an exclusive license agreement limited to a jointly developed drug candidate.

The patent portfolio for our delivery technology includes patent applications directed to LNP formulations, lipid molecules, and cell penetrating polypeptide compositions and their uses. We own certain of the patent applications related to our delivery technology and in-license certain of the patent applications from Flagship. As of December 31, 2022, we owned ten provisional U.S. patent applications and two PCT patent applications related to delivery technology. As of December 31, 2022, we also in-licensed from Flagship one issued U.S. patent and one non-provisional U.S. patent application related to delivery technology. We expect patents issuing from or claiming priority to these pending applications, if any, to expire between 2037 and 2043, excluding any patent term adjustments or extensions.

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

MYC

Our OTX-2002 program targets the c-Myc family oncogene. We have developed OECs that downregulate c-Myc for the treatment of HCC. We also have a program designed to reduce the expression of c-Myc to treat NSCLC. As of December 31, 2022, we owned two provisional U.S. patent applications related to OEC compositions of matter, methods of treating c-Myc related cancers and methods of modulating c-Myc expression. As of December 31, 2022, we also in-licensed from Flagship five provisional U.S. patent applications, one foreign patent application in Taiwan and one PCT application related to OEC compositions of matter, methods of treating c-Myc related cancers and methods of modulating c-Myc expression. We expect patents issuing from or claiming priority to these pending patent applications, if any, to expire between 2037 and 2043, excluding any patent term adjustments or extensions.

CXCL1, 2, 3, and IL-8

We are developing OEC candidates to reduce expression of the CXCL1, 2, 3, and IL-8 gene cluster. The program is designed to reduce expression of chemokines that are over-expressed in a broad range of inflammatory disorders, including rheumatoid arthritis, gout, neutrophilic asthma, and ARDS. As of December 31, 2022, we in-licensed from Flagship two provisional U.S. patent applications relating to OEC compositions that target the CXCL 1-3/IL-8 IGD, and methods of treating inflammatory disorders, including rheumatoid arthritis. We expect patents claiming priority to these pending patent applications, if any, to expire in 2043, excluding any patent term adjustments or extensions.

HNF4a

Our liver regeneration program targets the master transcriptional regulator HNF4a. We have developed OEC candidates that increase expression of HNF4a to restore liver-cell function in patients with severe liver dysfunction. As of December 31, 2022, we owned one U.S. non-provisional patent application and five foreign patent applications in Australia, Canada, China, Europe, and Japan related to OEC compositions of matter and methods of treating liver disease. We expect patents issuing from these pending patent applications, if any, to expire in 2040, excluding any patent term adjustments or extensions.

Other Disease Areas

In addition to our disease programs listed above, we also have patent applications relating to novel OEC compositions and their use for treating additional disorders that would benefit from upregulation or downregulation of gene expression. As of December 31, 2022, we owned one PCT patent application directed to compositions and methods of treatments for neurological disorders. We expect patents issuing from or claiming priority to these pending applications, if any, to expire between 2040 and 2042, excluding any patent term adjustments or extensions. As of December 31, 2022, we owned one non-provisional U.S. patent application and five foreign patent applications in Australia, Canada, China, Europe, and Japan directed to compositions and methods of treatment for metabolic disorder. We expect patents claiming priority to this pending application, if at all, to expire in 2040, excluding any patent term adjustments or extensions. As of December 31, 2022, we in-licensed from WIBR and Flagship two U.S. non-provisional patent applications and one PCT patent application directed to compositions and methods of treatment for cancer. We expect any patents issuing from these pending applications, if any, to expire between 2036 and 2039, excluding any patent term adjustments or extensions. As of December 31, 2022, we owned one non-provisional U.S. patent application and five foreign patent applications in Australia, Canada, China, Europe, and Japan directed to compositions and methods of treatment for inflammatory disorders. We expect patents claiming priority to these pending applications, if at all, to expire in 2041, excluding any patent term adjustments or extensions. As of December 31, 2022, we owned one PCT patent application directed to compositions and methods of treatments for alopecia. We expect patents issuing from or claiming priority to this pending application, if any, to expire in 2042, excluding any patent term adjustments or extensions.

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

License Agreement with Flagship

In March 2019, we entered into an agreement, or the Flagship Agreement, with Flagship, pursuant to which we (i) irrevocably and unconditionally assigned to Flagship all of our right, title and interest in and to certain foundational intellectual property conceived prior to the "Launch of the Company", which is defined as the earlier of our closing of the Series B financing or the first day of employment by our CEO (such foundational intellectual property, the Foundational IP) and (ii) obtained an exclusive, worldwide, royalty-bearing, sublicensable, transferable license from Flagship under such Foundational IP to develop, manufacture and commercialize any product or process or component thereof, the development, manufacturing and commercialization of which would infringe at least one valid claim of Foundational IP absent the license granted under the Flagship Agreement in the field of therapeutics during the term of the Flagship Agreement. In addition, Flagship irrevocably and unconditionally assigned to us all of its right, title and interest in and to any and all patents claiming any inventions conceived (i) solely by Flagship Pioneering, Inc., or Flagship Management, or jointly by Flagship Management and us, (ii) after the "Launch of the Company", and (iii) as a result of activities conducted pursuant to that certain managerial agreement with Flagship Management, or the Managerial Agreement, or other participation of Flagship Management in our affairs, but excluding Foundational IP. Foundational IP is directed, among other things, to the OMEGA platform, including to general methods and compositions (OECs) to modulate gene expression by targeting IGDs and specific compositions and methods directed to specific targets for the treatment of various disorders, such as MYC and CXCL1, 2, 3 & IL-8 related disorders. We utilize the rights granted by Flagship under the Flagship Agreement in our OMEGA platform and our therapeutic product candidates, including our therapeutic programs directed to MYC and CXCL1, 2, 3 & IL-8 programs. As of December 31, 2022, the Foundational IP was expected to expire between 2037 and 2042. The license granted to Foundational IP is contingent upon our compliance with our obligations under the Flagship Agreement. Our obligations under the Flagship Agreement include the use of commercially reasonable efforts to develop and commercialize licensed products and payments required under the Flagship Agreement, including royalties on net sales of the licensed products. Pursuant to the Flagship Agreement, we are obligated to pay Flagship, on a licensed product-by-licensed product and jurisdiction-by-jurisdiction basis, royalties in the low single-digit percentage on net sales of licensed products. We are solely responsible for the clinical development of any product candidates we develop based on the Foundational IP. Under the Flagship Agreement, Flagship retains the right to practice Foundational

IP within the field of therapeutics solely for non-commercial research and development purposes and to perform its duties under the Managerial Agreement.

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

Under the WIBR Exclusive Agreement, we are required to pay WIBR an annual license maintenance fee in the mid five figures. WIBR is also entitled to receive potential clinical and regulatory milestones up to $1.7 million in the aggregate for each of the first three licensed products (excluding backup products). During the year ended December 31, 2022, we incurred approximately $0.1 million of expenses, consisting of license maintenance fees, reimbursable patent costs and milestone payment, under the WIBR Exclusive Agreement. With respect to the sale of licensed products by us, our affiliates or our sublicensees, WIBR is entitled to receive a low single-digit percentage royalties on net sales of licensed products until, on a country-by-country basis, the expiration or abandonment of the patent rights. We are entitled to certain customary reductions and offsets on these royalties with respect to a licensed product in a given country. If we sublicense our rights to develop or commercialize a licensed product under the WIBR Exclusive Agreement, WIBR is entitled to a percentage of non-royalty payments that we receive from our sublicenses, ranging from zero to the low double-digits, depending on the stage of development our licensed products at the time such sublicense is executed.

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

Under the WIBR Co-Exclusive Agreement, we are required to pay WIBR an annual license maintenance fee in the low to mid five figures. WIBR is also entitled to receive potential clinical, regulatory, and sublicensing milestones up to $1.9 million in the aggregate for each of the first three licensed products (excluding backup products). During the year ended December 31, 2022, we incurred less than $0.1 million of expenses, consisting of license maintenance fees and reimbursable patent costs, under the WIBR Co-Exclusive Agreement. With respect to the sale of licensed products by us, our affiliates or our sublicensees, WIBR is entitled to receive sub single digit percentage royalties on net sales of licensed products and low single digit percentage royalties on licensed services income until, on a country-by-country basis, the expiration or abandonment of the patent rights. We are entitled to certain customary reductions and offsets on these royalties with respect to a licensed product in a given country. If we sublicense our rights to develop or commercialize a licensed product under the WIBR Co-Exclusive Agreement, WIBR is entitled to a mid-five figure yearly payment for each such sublicense agreement that grants a sublicensee the right under the licensed patents.

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

Agreements with Acuitas

Development and Option Agreement

In October 2020, we and Acuitas entered into a development and option agreement, or the Acuitas Option Agreement. Under the Acuitas Option Agreement, the parties agreed to jointly develop certain products combining our gene modulating therapeutics with Acuitas’s LNPs. Each party granted the other party a worldwide, non-exclusive, royalty-free license under its proprietary technology to conduct the joint research. We will pay Acuitas’s personnel costs and external expenses incurred in performing research in accordance with a work plan under the Acuitas Option Agreement. Under the Acuitas Option Agreement, Acuitas granted us options to obtain non-exclusive, worldwide, sublicensable licenses under Acuitas’s patent rights and know-how related to LNP technology, or Acuitas LNP Technology, with respect to two specified targets (e.g., OEC constructs), or Reserved Targets, to develop and commercialize one or more therapeutic products including mRNAs that encode the Reserved Targets. For each option and Reserved Target, we are obligated to pay an annual technology access fee and target reservation and maintenance fees collectively in the low-mid six figures until such Reserved

Targets is removed from the Reserved Target list or until we exercise an option with respect to such Reserved Target. On exercise of the first option, we are required to pay a $1.5 million option exercise fee after execution of the first non-exclusive license. On exercise of the second option, we are required to pay a $1.75 million option exercise fee after execution of the second non-exclusive license. During the year ended December 31, 2022, we incurred total expenses of $1.9 million under the Acuitas Option Agreement, consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, the material costs and the reimbursable costs.

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

Collaboration and License Agreement with Nitto

In October 2022, we entered into a Collaboration and License Agreement (the “Nitto Agreement”) with Nitto, pursuant to which, among other things, Nitto granted us an exclusive, worldwide, royalty-bearing, fully transferable and fully sublicensable license under all intellectual property (the “Nitto Licensed IP”) owned or controlled by Nitto relating to its LNP delivery technology.

Under the terms of the Nitto Agreement, we paid Nitto an upfront cash payment of $1.0 million. We are also required to make up to $84.0 million in future payments to Nitto based upon the achievement of specified development, regulatory and sales milestones. We are also obligated to pay to Nitto tiered, single-digit percentage royalties on a country-by-country basis based on net sales of the Licensed Product, subject to reduction in specified circumstances.

Unless earlier terminated, the Nitto Agreement will expire on a country-by-country basis when there are no further royalty payments owed by us to Nitto in such country with respect to the licensed product. Upon expiration of the applicable royalty term with respect to the licensed product in a country, the license will become fully paid-up, royalty-free, perpetual and irrevocable with respect to the licensed product in such country. The Nitto Agreement may be terminated by either party upon the other party’s uncured material breach of the Nitto Agreement, by either party in the event of the other party’s bankruptcy, insolvency or certain similar occurrences, by us at any time after June 13, 2023 for any or no reason, and by us on a country-by country basis or in its entirety until June 13, 2023 for certain specified good faith reasons.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clockstops. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the Priority Medicines, or PRIME, scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

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

In the EU, an application for designation as an orphan product must be submitted before the MAA. Orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means during this period, the regulatory authorities cannot accept another MAA, or grant a MA or accept an application to extend a MA, for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a MA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

There is no pre-MA orphan designation. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims and transparency laws and regulations with respect to drug pricing and payments and other transfers of value made to physicians and other health care providers. Violations of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance, exclusion from participation in federal and state healthcare programs and imprisonment.

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

Data Privacy & Security

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. As our operations and business grow, we may become subject to or affected by U.S. federal and state laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain non-U.S. laws govern the privacy and security of personal data, including health-related data, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Cybersecurity

In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding trial participants in connection with clinical trials, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require continuous monitoring and detection programs, network security precautions, encryption of critical data, and in-depth security assessment of vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and regularly test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, plan to perform penetration testing and engage third parties to assess effectiveness of our data security practices. In addition, we maintain insurance that includes cybersecurity coverage.

Our cybersecurity program is led by a team composed of a highly-skilled third-party security consulting firm and company employees. The program incorporates industry-standard frameworks (such as the NIST Cybersecurity Framework), policies and practices designed to protect the privacy and security of our sensitive information. Our IT team reports to the Audit Committee annually on information security and cybersecurity matters, or as needed.

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Employees

As of December 31, 2022, we had 116 full-time employees and 1 part-time employee.

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

We have incurred significant net losses since our inception, including net losses of $102.7 million and $68.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $237.2 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for and initiating clinical trials of our product candidates.

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
•
establish manufacturing and supply chain capacity sufficient to provide clinical and, if applicable, commercial quantities of product candidates, including potentially building our own manufacturing facility;
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

Our existing cash, cash equivalents and marketable securities as of December 31, 2022 will not be sufficient to fund all of our efforts that we plan to undertake. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2022, together with the net proceeds from the registered direct offering completed on February 27, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because most of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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
•
the stability, scale, yield, and cost of our manufacturing process as we scale-up production and formulation of our product candidates for clinical trials, in preparation for regulatory approval and in preparation for commercialization, including if we pursue plans to build our own manufacturing facility;
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

As of December 31, 2022, we had $20.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is September 30, 2025, and we will be required to begin repayment of the loan in 24 equal monthly payments beginning on September 30, 2023. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Pursuant to the terms of the Loan Agreement, interest payment on the outstanding term loan is less than $0.1 million per month, and we are required to pay a success fee of up to $0.2 million upon the occurrence of a specified liquidity event. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Regulatory requirements governing programmable epigenetic medicines have evolved and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition to FDA oversight and oversight by IRBs, under guidelines promulgated by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical study can begin at any institution, that institution’s IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. These and other regulatory review agencies, committees, and advisory groups and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates, or lead to significant post-approval limitations or restrictions. Similar requirements apply in the EU. The European Medicines Agency, or the EMA, has a Committee for Advanced Therapies, or CAT, which is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products, or ATMP(s). ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for ATMP candidate that is submitted to the EMA. In the EU, the development and evaluation of an ATMP must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape.

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

In July 2022, we announced clearance of our IND application from the FDA to initiate a Phase 1/2, first-in-human, clinical trial of OTX-2002 for the treatment of HCC, which has launched under the MYCHELANGELO clinical program. We have not initiated or completed any other clinical trials for any of our product candidates. We cannot guarantee that any of our clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Clinical trials must be conducted in accordance with the legal requirements, regulations, or guidelines of the FDA and other applicable regulatory authorities and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board, or DSMB, for such trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical trial development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

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

We have received orphan drug designation from the FDA for OTX-2002 for the treatment of HCC, and we may seek orphan drug designation for additional product candidates in the future, but we may be unable to obtain such designations or maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our product revenue, if any, to be reduced.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs or biologics intended to treat relatively small patient populations as orphan drug products. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

In the United States, orphan drug designation entitles a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs or biologics for rare diseases, regardless of whether the drugs or biologics are designated for the orphan use. In addition, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the product is entitled to a seven year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same disease or condition for that time period, except in limited circumstances. If our competitors are able to obtain orphan drug exclusivity prior to us, for products that constitute the “same drug” and treat the same diseases or conditions as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

We have obtained orphan drug designation from the FDA for OTX-2002 for the treatment of HCC. We may seek orphan designation for certain of our future product candidates. However, we may be unsuccessful in obtaining orphan drug designation for these and may be unable to maintain the benefits associated with orphan drug designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug for another disease or condition. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

FDA’s Fast Track, breakthrough, and regenerative medicine advanced therapy, or RMAT, programs are intended to expedite the development of certain qualifying products intended for the treatment of serious diseases and conditions. If a product candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the product’s potential to address an unmet medical need for this condition, the sponsor may be eligible for FDA Fast Track designation. A product candidate may be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A product candidate may receive RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate has the potential to address an unmet medical need for such condition. While we may seek Fast Track, breakthrough, and/or RMAT designation, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, breakthrough, or RMAT designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw Fast Track, breakthrough, or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track, breakthrough, and/or RMAT designation alone do not guarantee qualification for the FDA’s priority review procedures.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the U.S. have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities, which could have a material adverse effect on our business. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect as of the date of this report through 2031, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

If the FDA or other regulatory authorities approve any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and record-keeping of our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submission of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and similar foreign requirements and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of biological products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities to ensure compliance with cGMP regulations and similar foreign requirements. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, any regulatory approvals that we may receive for our product candidates may contain significant limitations related to use restrictions for specified age groups, warnings, precautions, or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training, and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools.

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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security. Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires certain disclosures to California individuals, affords such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our CROs or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our activities outside the United States may be subject to additional compliance requirements and generate additional risks of enforcement for noncompliance. For example, on May 25, 2018, the General Data Protection Regulation, or GDPR, went into effect and imposes strict requirements for processing the personal data of individuals within the EEA. For example, the GDPR applies extraterritorially, and requires us to make detailed disclosures to data subjects, disclose the legal basis on which we can process personal data, to obtain valid consent for collecting and processing personal data (including data from clinical trials), appoint data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides robust rights for data subjects, and adopt appropriate privacy governance, including policies, procedures, training, and data audit. It also imposes mandatory data breach notification and certain obligations on us when contracting with service providers. The GDPR provides that EEA countries may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union, or CJEU. In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. Further, while the CJEU upheld the adequacy of the standard contractual clauses, or SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021.

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

Risks Related to Commercialization

We are very early in our development efforts. Most of our product candidates are in preclinical development or discovery and we recently received FDA clearance for our IND application for OTX-2002 and have initiated the associated clinical trial. It will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

We may face competition from new entrants to the epigenetic medicine space. We also compete with many companies that are using other technologies targeting the same indications we are currently pursuing. We expect our product candidates to compete with companies developing technologies that focus on gene-expression control using various technologies, such as CRISPR gene editing, gene therapies, non-coding RNA therapeutics, and small-molecule epigenetics, including Alnylam Pharmaceuticals Inc., Beam Therapeutics, Inc., Biogen Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Ionis Pharmaceuticals, Inc., Janssen Pharmaceuticals, Inc., Pfizer Inc., and Sangamo Therapeutics, Inc. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians, or patients. Hospitals, physicians, or patients may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

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

Although we continue to evaluate plans to develop our own manufacturing facility, we expect to rely on third parties at least for the next several years for the manufacture of materials for our planned clinical trials and preclinical and clinical development. We expect to rely in part on third parties for commercial manufacture if any of our product candidates receive marketing approval. We do not have a long-term agreement with any of the third-party manufacturers we currently use to provide preclinical and clinical materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers to one of our competitors or otherwise, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent, or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts.

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

We continue to evaluate plans to acquire and establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on CDMOs for the manufacture of our product candidates. Any plan to establish our own manufacturing facility and infrastructure will be costly and time-consuming, and we may not be successful.

We may decide to lease a facility to buildout a manufacturing facility as an alternative or in addition to our reliance on CDMOs for the manufacture of drug substance for preclinical and clinical needs. If a lease is entered into, we plan to renovate and customize the manufacturing facility for our use. We expect that construction of our own manufacturing facility would provide us with enhanced control of material supply for preclinical studies and clinical trials, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in construction of a manufacturing facility and may never be successful in building our own manufacturing facility or capability. As a result, we would also need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, manufacture and eventual commercialization, if approved, of our product candidates. We, as a company, have no experience in setting up, building, or eventually managing a manufacturing facility. If we fail to select the correct location, or if we fail to enter into the lease agreement, or fail to complete the planned renovation and customization in an efficient manner, or fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Operating our own manufacturing facility would require significant resources, and we do not have experience as a company in managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that our manufacturing plans would be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance, and qualified personnel. In addition, if we switch from our current CDMOs to our own manufacturing facility for one or more of our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully obtain and operate our planned manufacturing facility could adversely affect the commercial viability of our product candidates.

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

We have a limited number of suppliers for the lipid excipient component of our product candidates. We also do not have long-term supply agreements with all of our lipid suppliers. We may not be able to establish additional sources of supply for the lipid excipient component of our product candidates or may be unable to do so on acceptable terms.

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

We may face significant competition in seeking appropriate collaborations from other companies with substantially greater financial, marketing, sales, technology, or other business resources. Business combinations among biotechnology and pharmaceutical companies have also resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate or delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

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

COVID-19 continues to spread globally. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. The COVID-19 pandemic continues to evolve, and we cannot predict how new executive orders or other preventative measures, if any, could impact our ability to conduct our business and our product candidate development programs. Any severe disruptions in our operations as a result could negatively impact our business, results of operations, and financial condition.

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

Based on the number of shares of common stock outstanding as of December 31, 2022, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 71% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders would control the election of directors, the composition of our management and approval of any merger, consolidation, or sale of all or substantially all of our assets. This may prevent a change in our management or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, subject to adjustment for inflation or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common shares that are held by non-affiliates to exceed $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We have taken advantage of reduced reporting burdens in this Annual Report and intend to continue to do so in the future. In particular, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a low-revenue smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm, as applicable, will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. As an emerging growth company and a low-revenue smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an emerging growth company or a low-revenue smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

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

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $147.8 million and $143.9 million, respectively, which may be available to offset future taxable income, if any. As of December 31, 2022, we also had federal and state research and development credit carryforwards of $7.8 million and $4.0 million, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

General Risks

Our business and operations may suffer in the event of information technology system failures, deficiencies, or intrusions which could materially affect our results.

Our information technology systems, as well as those of our CROs and other contractors and consultants, are vulnerable to failure or damage from computer viruses and other malware (e.g., ransomware), unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes), terrorism, war, fire, and telecommunication or electrical failures. In the ordinary course of our business, we directly or indirectly collect, store, and transmit sensitive information, including intellectual property, confidential information, preclinical and clinical trial information, proprietary business information, personal information, and health-related information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to human error (e.g., social engineering, phishing), a technical vulnerability, malfeasance, or other disruptions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Even if we identify security incidents, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, or breaches in our systems or those of our CDMOs, CROs and other contractors and consultants.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or our critical third parties’ operations, it could result in a material disruption of our product candidate development programs, our operations and ultimately, our financial results. For example, the loss of preclinical studies or clinical trial data from completed, ongoing, or planned studies or trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential, or proprietary information, we could incur liability and the further development of our product candidates could be delayed. Any such material security breach could compromise our information technology systems and the information stored there could be accessed, publicly disclosed, lost, or stolen.

Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We occupy office and laboratory space in Cambridge, Massachusetts under a shared space arrangement that expires in July 2023. In November 2021, we entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, in Cambridge, Massachusetts. The term of the lease is estimated to begin in the second quarter of 2023 and ends fifteen years after lease commencement, subject to certain extension rights. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Mahesh Karande	50	President, Chief Executive Officer and Director
Joshua Reed	50	Chief Financial Officer
Thomas McCauley, Ph.D.	54	Chief Scientific Officer
Yan Moore, M.D.	56	Chief Medical Officer
Kevin McManus	54	Chief Human Resources Officer
Ling Zeng	54	Chief Legal and Administrative Officer
Non-Employee Directors
Noubar B. Afeyan, Ph.D.	60	Chairman of the Board of Directors
Rainer Boehm	62	Director
Luke M. Beshar	64	Director
Elliott M. Levy, M.D.	64	Director
John Mendlein, Ph.D., J.D.	63	Director
Mary T. Szela	59	Director
Richard A. Young, Ph.D.	68	Director

Executive Officers

Mahesh Karande has served as the President and Chief Executive Officer and as a member of our board of directors since June 2019. From April 2018 to March 2019, Mr. Karande served as President and CEO of Macrolide Pharmaceuticals (subsequently Zikani Pharmaceuticals). From March 2010 to April 2017, Mr. Karande held senior leadership roles at Novartis, including VP and Franchise Head, US Oncology, President Novartis Africa and President Novartis Egypt. Mr. Karande holds an M.B.A. from the Wharton School, University of Pennsylvania. He is also a graduate of the Georgia Institute of Technology where he completed his M.S. in engineering and the University of Bombay where he completed his undergraduate studies in engineering. He also currently serves on the Board of Directors of KSQ Therapeutics, a clinical-stage biotechnology company. We believe that Mr. Karande’s extensive life science and leadership experience qualifies him to serve on our board of directors.

Joshua Reed has served as the Chief Financial Officer since May 2022. Prior to Omega, Mr. Reed served as the Chief Financial Officer at Aldeyra Therapeutics from July 2018 to May 2022, where he was responsible for finance, business development, investor relations, compliance, human resources, and information technology. During his time at Aldeyra, Mr. Reed led multiple capital raises, oversaw the company’s interactions with current and prospective investors and managed all aspects of the company’s financial processes, including quarterly and annual SEC filings. Prior to Aldeyra, Mr. Reed held a variety of finance roles of increasing responsibility at Bristol-Myers Squibb, most recently serving as Vice President and Head of Finance Operations for the United States and Puerto Rico from June 2016 to July 2018. While at Bristol-Myers Squibb, Mr. Reed also led financial planning and analysis and worked on various acquisitions, divestitures, alliances, and collaboration agreements. Earlier in his career, Mr. Reed held positions at JP Morgan Chase, Credit Suisse First Boston, and Chase Manhattan Bank. He also currently serves on the Board of Directors and as Chairman of the Audit Committee of Scholar Rock, a publicly traded biotechnology company. Mr. Reed received his Bachelor of Science in Finance from Rutgers University and his Master of Business Administration from the University of Michigan’s Ross School of Business.

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

Kevin McManus has served as the Chief Human Resources Officer of our company since March 2022. From August 2019 to December 2021, Mr. McManus served as Senior Vice President and Chief Human Resources Officer at Acceleron Pharmaceuticals, where he was responsible for leading human resources, information technology and facilities functions. From April 2013 to July 2019, Mr. McManus held a variety of human resources roles of increasing responsibility at Bayer, most recently serving as Vice President and Human Resources Business Partner, Bayer Pharmaceuticals (Americas). Earlier in his career, Mr. McManus held senior human resources roles at Mylan Inc., The Ladders.com, ConvaTec, Inc., Bristol-Myers Squibb Company and GTE Corporation. Mr. McManus received his Bachelor of Science in Industrial and Labor Relations from Cornell University and Master Organization Development Practitioner from Ashridge University.

Ling Zeng has served as the Chief Legal and Administrative Officer of our company since March 2022. From September 2020 to March 2022, Ms. Zeng recently served as Chief Legal Officer and Secretary at Dicerna Pharmaceuticals where she worked alongside other executives, the board of directors and their committees to develop and implement company strategy, policy, compliance, and governance activities. From August 2017 to September 2020, Ms. Zeng served as Deputy Head Legal, Group Mergers and Acquisitions, at Novartis AG, where she was responsible for global transactions across the Novartis Group, including all business units and regions. Prior to this, she served in various legal executive roles of increasing responsibility at Bausch Health Companies, Inc., Penwest Pharmaceuticals Co. and Barr Laboratories, Inc. Ms. Zeng began her legal career at

Cleary, Gottlieb, Steen and Hamilton and, prior to that, also spent time as a researcher at Alkermes Inc. and LeukoSite Inc. Ms. Zeng earned her Bachelor of Science in Physics from Peking University, Master of Science in Biophysics from Brandeis University, and her Juris Doctorate from Georgetown University.

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

Rainer Boehm has served as a member of our board of directors since September 2022. Mr. Boehm brings over 30 years of clinical and managerial experience to Omega. He held several senior management positions during his extensive tenure at Novartis Pharma AG and its predecessor, CIBA-Geigy, spanning from 1988 to 2017, most recently as Chief Commercial & Medical Affairs Officer. He was a key figure in the successful establishment of Novartis Oncology. He oversaw the launch and life cycle management of many blockbuster brands in different geographies globally, amongst them Femara, Zometa and Glivec in oncology, as well as Cosentyx and Entresto and the immunology and cardiovascular disease areas. Prior to joining Novartis, he served as unit head at the Psychiatric Hospital in Zwiefalten, Germany. Mr. Boehm currently serves on the boards of Cellectis SA (Nasdaq: CLLS), Humanigen Inc. (Nasdaq: HGEN) and previously served on the board of Nordic Nanovector S.A. from July 2018 to April 2022. He holds a medical degree from the University of Ulm in Germany, and a Master of Business Administration from Schiller University, Strasbourg Campus in France. Recently he commenced a Master of Public Health program at the Universities of Basel / Bern / Zurich in Switzerland. We believe that Mr. Boehm’s significant leadership experience in the pharmaceutical industry qualifies him to serve on our board of directors.

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

Elliott M. Levy, M.D., has served on our board of directors since March 2021. Dr. Levy served as Senior Vice President of Global Development of Amgen from September 2014 to June 2020 and Senior Vice President of R&D Strategy and Operations from June 2020 to May 2021. He has also served on the board of directors of NuCana plc since November 2021. Dr. Levy received his M.D. from Yale University and his B.A. from Yale College. We believe Dr. Levy's extensive experience in the industry qualifies him to serve on our board of directors.

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

Mary T. Szela has served as a member of our board of directors since June 2019. Ms. Szela currently serves as the Chief Executive Officer and President of TriSalus Life Sciences, Inc. (formerly Surefire Medical, Inc.), a privately held immuno-oncology company. From January 2016 to November 2016, Ms. Szela served as Chief Executive Officer and a director of Aegerion Pharmaceuticals, Inc. In November 2016, Aegerion Pharmaceuticals, Inc. merged with QLT Inc. to form Novelion Therapeutics Inc. where Ms. Szela served as Chief Executive Officer and as a member of its board of directors until November 2017. Ms. Szela served as the Chief Executive Officer and a member of the board of directors of Melinta Therapeutics, Inc., an antibiotic development company, from April 2013 to August 2015. Ms. Szela held ascending management positions at Abbott Laboratories from 1987 to 2012, including President of the company’s U.S. pharmaceutical business from January 2008 to December 2010. Ms. Szela has served as a member of the public boards of directors of Kura Oncology, Inc. since November 2018, Prometheus Biosciences since March 2021, Coherus Biosciences from July 2014 to August 2021 and Alimera Sciences Inc. from June 2018 to March 2021. Ms. Szela has also served as a member of the board of directors of TriSalus Life Sciences, Inc., a privately held company, since January 2018. She also previously served as a member of the board of directors Receptos, Inc. from June 2014 to July 2015, Novo Nordisk from March 2014 to March 2017, and Macrolide Pharmaceuticals, from March 2018 to July 2019. Ms. Szela earned an M.B.A. in Business and a B.S. in nursing, both from the University of Illinois. We believe that Ms. Szela’s extensive leadership experience in the pharmaceutical industry qualifies her to serve on our board of directors.

Richard A. Young, Ph.D., has served on our board of directors since August 2017. He has been a member of the Whitehead Institute and Professor of Biology at the Massachusetts Institute of Technology since 1984. Dr. Young currently serves as a member of the board of directors of Syros Pharmaceuticals, Inc. since November 2011. In May 2012, he was elected to the National Academy of Sciences and in October of 2019, he was elected to the National Academy of Medicine. Dr. Young received his Ph.D. in molecular biophysics and biochemistry from Yale University. We believe Dr. Young is qualified to serve on our board of directors because of his scientific expertise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “OMGA” since July 30, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of February 24, 2023, there were approximately 79 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent sales of unregistered securities

We did not make any sales of unregistered securities during the year ended December 31, 2022.

Use of proceeds from registered securities

On August 3, 2021, we completed our initial public offering (“IPO”). The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257794), which was declared effective on July 29, 2021.

The net proceeds of approximately $128.1 million from our IPO have been invested in capital preservation investments, which include interest bearing savings accounts, short-term and intermediate-term, investment-grade securities, interest-bearing instruments and U.S. government securities. Information related to our intended use of the proceeds from our IPO is included in the “Use of Proceeds” section of our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 2, 2021, and there has been no material change in our planned use of the balance of the net proceeds from our IPO described in such prospectus.

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

Overview

Omega Therapeutics is a clinical-stage biotechnology company pioneering a new class of programmable epigenetic mRNA medicines. Our OMEGA platform harnesses the power of epigenetics and our deep understanding of genomic architecture to precisely target and controllably modulate gene expression at the pre-transcriptional level to treat or cure diseases. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as nature’s “control room” of biology. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, which are programmable and modular epigenetic medicines, called Omega Epigenomic Controllers, or OECs, to target EpiZips for Precision Epigenomic Control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions. Our pipeline currently consists of early-stage programs that span oncology, multigenic diseases including immunology, regenerative medicine, and select monogenic diseases.

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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $124.7 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Development Programs

OTX-2002

In July 2022, we announced clearance of our investigational new drug (“IND”) application from the United States Food and Drug Administration ("FDA") to initiate a Phase 1/2, first-in-human, clinical trial of OTX-2002 for the treatment of hepatocellular carcinoma, or HCC.

The MYCHELANGELOTM I clinical trial has initiated and in October 2022 we announced that the first patient had been dosed. The Phase 1/2 MYCHELANGELO I trial will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of OTX-2002 as a monotherapy (Part 1) and in combination with standard of care therapies (Part 2) in patients with relapsed or refractory HCC and other solid tumor types known for association with the MYC oncogene. The study is expected to enroll up to 190 patients at clinical trial sites in the United States, Asia, and Europe.

In November 2022, we announced that OTX-2002 was granted Orphan Drug Designation by the FDA for the treatment of HCC.

OTX-2101

In October 2022, we announced the selection of OTX-2101 as the second OEC development candidate to advance into IND-enabling studies for the treatment of non-small cell lung cancer, or NSCLC.

Other OEC programs

Beyond HCC and NSCLC, we continue to advance multiple OECs from the OMEGA platform through preclinical studies. The CXCL 1-8-targeting OEC has been characterized in preclinical studies and has potential in several indications including neutrophilic asthma, acute respiratory distress syndrome (including COVID-related), dermatological and rheumatological indications, and oncology, representing a potential franchise opportunity.

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

We expense research and development costs as incurred. Costs for research and development activities are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.

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

Other income (expense), net

Interest income (expense), net

Interest expense primarily consists of interest payments as well as the amortization of the debt discount related to our loan and security agreement. Interest income primarily consists of interest earned on corporate debt securities.

Other expense, net

Other expense, net primarily consists of foreign exchange gains and losses on invoices paid, as well as remeasurement gains and losses associated with changes in the fair value of the warrant liability and the success fee obligation related to our loan and security agreement, as amended. Until settlement, fluctuations in the fair value of our warrant liability and success fee obligation are based on the remeasurement at each reporting period.

Results of operations

Comparison for the years ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the years ended December 31, 2022 and 2021, together with the changes in those items in thousands of dollars and as a percentage.

	Year Ended December 31,		$ Increase /
	2022	2021	(Decrease)	% Change
Collaboration revenue from related party	$2,073	$144	$1,929	100%
Operating expenses:
Research and development	79,996	47,865	32,131	67%
General and administrative	21,821	16,603	5,218	31%
Related party expense, net	3,022	1,708	1,314	77%
Total operating expenses	104,839	66,176	38,663	58%
Loss from operations	(102,766)	(66,032)	36,734	56%
Other income (expense), net:
Interest income (expense), net	222	(910)	(1,132)	(124)%
Change in fair value of warrant liability	—	(1,310)	(1,310)	(100)%
Other expense, net	(157)	(28)	129	NM
Total other income (expense), net	65	(2,248)	(2,313)	(103)%
Net loss	$(102,701)	$(68,280)	$34,421

NM - Not meaningful

Revenue

Revenue increased by $1.9 million to $2.1 million for the year ended December 31, 2022, from $0.1 million for the year ended December 31, 2021. The $1.9 million increase was due to a full year of collaboration revenue recognized in 2022 for reimbursement of research costs incurred in connection with the collaboration agreement with PMCo. The agreement was entered into in November 2021.

Research and development expenses

Research and development expenses increased by $32.1 million to $80.0 million for the year ended December 31, 2022, from $47.9 million for the year ended December 31, 2021. The $32.1 million increase was primarily driven by an increase of $12.1 million in personnel-related expenses, including stock-based compensation to support business growth, an increase of $12.2 million in external manufacturing costs and study costs in support of the advancement of our programs, an increase of $4.3 million attributable to clinical development costs, an increase of $2.2 million primarily attributable to facilities and overhead expenses, and the remaining increase of $1.3 million in costs of licensing technology.

General and administrative expenses

General and administrative expenses increased by $5.2 million to $21.8 million for the year ended December 31, 2022, from $16.6 million for the year ended December 31, 2021. The $5.2 million increase was primarily driven by an increase of $4.0 million in personnel-related expenses, including stock-based compensation to support business growth, an increase of $1.1 million in directors’ and officers’ liability insurance, with the remaining $0.1 million increase primarily attributable to higher professional fees and consulting services associated with ongoing business activities.

Related party expense, net

Related party expense, net was $3.0 million for the year ended December 31, 2022 and $1.7 million for the year ended December 31, 2021. The $1.3 million increase was primarily driven by an increase in lease expense and related costs incurred for our principal office and laboratory space, an increase in benefits expenses payable to Flagship due to company growth, and an increase in board fees paid to our non-employee directors due to a full year of board fees paid in 2022 versus five months in 2021.

Interest income (expense), net

Interest income (expense), net was $0.2 million of income for the year ended December 31, 2022 and $0.9 million of expense for the year ended December 31, 2021. The $1.1 million increase in interest income, net was attributed to an increase in interest income earned on corporate debt securities during the year ended December 31, 2022.

Change in fair value of warrant liability

During the year ended December 31, 2021, there was $1.3 million incurred related to the change in fair value of warrant liability. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock, and we reclassified the carrying value of the warrants from liability to additional paid-in capital on our balance sheet. In August 2021, the holders of such warrants completed a cashless exercise of the warrants, and we issued 82,193 shares of our common stock. No changes in fair value of warrant liabilities were recorded for the year ended December 31, 2022.

Other expense, net

Other expense, net was $0.2 million for the year ended December 31, 2022 and less than $0.1 million for the year ended December 31, 2021.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(98,515)	$(57,609)
Net cash used in investing activities	(18,060)	(40,399)
Net cash provided by financing activities	708	261,539
Net change in cash, cash equivalents, and restricted cash	$(115,867)	$163,531

Operating activities

Net cash used in operating activities totaled $98.5 million for the year ended December 31, 2022 compared to net cash used in operating activities of $57.6 million for the year ended December 31, 2021. The $40.9 million increase in operating cash outflows was primarily attributable to $34.4 million higher net loss recognized during the year ended December 31, 2022 and higher cash outflows due to changes in operating assets and liabilities, offset by higher non-cash charges including stock-based compensation and amortization of right-of-use assets.

Investing activities

Net cash used in investing activities totaled $18.1 million for the year ended December 31, 2022 compared to net cash used in investing activities of $40.4 million for the year ended December 31, 2021. The decrease was attributable to proceeds received from maturities of marketable securities in 2022.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2022 consisted primarily of the proceeds from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2021 consisted primarily of the proceeds from our IPO of $128.1 million, net of underwriting discounts and payments for offering costs, and net proceeds from the issuance of Series C redeemable convertible preferred stock of $125.4 million in March 2021.

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

In December 2021, we entered into an amendment to the Loan Agreement, or Fourth Amendment, in which PWB made an additional term loan to us in an aggregate principal amount of $20.0 million. The proceeds of the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million, and the remaining cash proceeds of $8.0 million were used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan is September 30, 2025, and it will be repaid beginning on September 30, 2023 in twenty-four equal monthly installments, including interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. As of December 31, 2022, the interest rate applicable to the term loan was 8.0% and the interest payment on the outstanding term loan was less than $0.1 million per month.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, we are subject to certain affirmative and negative covenants to which we will remain subject to until maturity.

Funding requirements

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $124.7 million. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and conduct clinical trials for OTX-2002 and any other product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

We believe that our existing cash, cash equivalents and marketable securities, together with the net proceeds from the registered direct offering completed on February 27, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

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

We have also entered into license agreements with Flagship Pioneering Innovations V, Inc., Whitehead Institute for Biomedical Research, Acuitas and Nitto Denko Corporation, under which we are obligated to make potential milestone payments, royalty payments, or both. Such payments are dependent upon the development of products using the intellectual property licensed under the agreements and are contingent upon the occurrence of future events; as such, the timing and likelihood of such potential obligations are not known with certainty.

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

In July 2020, we entered into a Shared Space Agreement with an affiliate of Flagship for our principal office and laboratory space. The Shared Space Arrangement commenced on August 1, 2020 and continues through July 31, 2022 with two options to extend the term for a period of 24 months each. In January 2022, we entered into an amendment to modify certain terms of the Shared Space Agreement and exercise the option to renew the lease term for another 12 months. The lease term will now expire in July 2023. In connection with the modifications in the amendment, we paid an upfront payment of $2.9 million in the first quarter of 2022, which will cover the rent payments for the extended lease term.

We also have another office and laboratory space which is under a noncancelable lease agreement entered in 2017 and will expire in September 2024. Our lease payments for the remainder of the lease term will be approximately $0.1 million per month. In September 2020, the space was fully subleased to two other parties, which are affiliates of Flagship. One of the sublease agreements terminated in May 2022, and the other sublease agreement expires in September 2024.

In November 2021, we entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, Cambridge, Massachusetts, 02142. The term of the Lease is estimated to begin in the second quarter of 2023 and ends fifteen years after lease commencement, subject to certain extension rights. The base rent for the leased space will be $115.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the lease, and other potential adjustments based on our utilization of certain tenant improvement allowances. We intend to sublease a portion of this facility to supplement our growth plan.

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

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to vendors in connection with preclinical and clinical development activities, CROs in connection with clinical development and research activities, and CDMOs in connection with the production of research materials.

We estimate accrued research and development expenses based on our estimates of the services received and efforts expended pursuant to quotes and contracts with third-party service providers, including CROs and CDMOs that supply, conduct and manage preclinical and clinical studies our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense, in which it will be evaluated for current or long-term classification based on when it is expected to be realized. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in changes in estimates that increase or decrease amounts recognized in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The Company adopted ASU 2016-02, and related amendments, on January 1, 2022. A description of this adoption is disclosed in Note 2 - Summary of Significant Accounting Policies in the Notes to consolidated financial statements appearing at the end of this Annual Report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, or Code, which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code is available on the investor section of our website at ir.omegatherapeutics.com. We intend to disclose on our website any amendments to, or waivers from, our Code that are required to be disclosed pursuant to SEC or Nasdaq rules. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Executive Officers and Directors

The information concerning our executive officers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K.

The remainder of the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2022)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in first column)
Equity compensation plans approved by security holders (1)	8,438,573	(2)	$8.40	(3)	2,110,286	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	8,438,573				2,110,286

(1)
Consists of the Omega Therapeutics, Inc. 2017 Equity Incentive Plan, as amended (the “2017 Plan”), the Omega Therapeutics, Inc. 2021 Incentive Award Plan (the “2021 Plan”) and the Omega Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
(2)
Includes 4,069,183 outstanding options to purchase stock under the 2017 Plan and 4,369,390 outstanding options to purchase stock under the 2021 Plan.
(3)
As of December 31, 2022, the weighted average exercise price of outstanding options under the 2017 Plan was $3.14 and the weighted average exercise price of outstanding options under the 2021 Plan was $8.67.
(4)
Includes 1,152,352 shares available for future issuance under the 2021 Plan and 957,934 shares available for issuance under the 2021 ESPP. As of July 29, 2021, in connection with our initial public offering, no further grants are made under the 2017 Plan. The 2021 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors (but no more than 26,810,000 shares may be issued upon the exercise of incentive stock options). The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 6,450,000 shares of our common stock may be issued under the 2021 ESPP.

The remainder of the information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

(a)(3) Exhibits:

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation.	8-K	001-40657	3.1	08/03/2021

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.2	08/03/2021

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

4.4	Description of Capital Stock.	10-K	001-40657	4.4	03/10/2022

10.1#	Form of Indemnification Agreement between Omega Therapeutics, Inc. and its directors and officers.	S-1/A	333-257794	10.8	7/26/2021

10.2#	2021 Incentive Award Plan and form of agreements thereunder.	S-1/A	333-257794	10.2	7/26/2021

10.3#	2021 Employee Stock Purchase Plan.	S-1/A	333-257794	10.3	7/26/2021

10.4#	Non-Employee Director Compensation Program.	S-1/A	333-257794	10.4	7/26/2021

10.5#	Employment Agreement by and between Mahesh Karande and the Registrant, dated July 25, 2021.	S-1/A	333-257794	10.17	7/26/2021

10.6#	Employment Agreement by and between Thomas McCauley and the Registrant, dated July 24, 2021.	S-1/A	333-257794	10.18	7/26/2021

10.7#	Employment Agreement by and between Yan Moore and the Registrant, dated December 12, 2021.	10-K	001-40657	10.8	3/10/2022

10.8#	Employment Agreement by and between Kevin McManus and the Registrant, dated February 3, 2022.	10-Q	001-40657	10.2	05/04/2022

10.9#	Employment Agreement by and between Ling Zeng and the Registrant, dated March 18, 2022.	10-Q	001-40657	10.3	05/04/2022

10.10#	Employment Agreement by and between Joshua Reed and the Registrant, dated April 28, 2022.	10-Q	001-40657	10.4	05/04/2022

10.11#	Consulting Agreement by and between Richard A. Young and the Registrant, dated November 7, 2016.	10-K	001-40657	10.9	03/10/2022

10.12#	Amendment to Consulting Agreement by and between Richard A. Young and the Registrant, dated October 29, 2021.	10-K	001-40657	10.1	03/10/2022

10.13	Loan and Security Agreement between Pacific Western Bank (n/k/a PacWest Bancorp) and the Registrant, dated March 9, 2018, as amended on September 30, 2019, January 22, 2020 and December 30, 2020.	S-1/A	333-257794	10.1	07/26/2021

10.14	Fourth Amendment to Loan and Security Agreement, dated December 20, 2021.	8-K	001-40657	10.1	12/21/2021

10.15†	License Agreement between Flagship Pioneering Innovations V, Inc. and the Registrant, dated March 12, 2019.	S-1	333-257794	10.1	07/09/2021

10.16†	Exclusive License Agreement between the Whitehead Institute for Biomedical Research and the Registrant, dated May 22, 2019.	S-1	333-257794	10.1	07/09/2021

10.17†	Co-Exclusive License Agreement between the Whitehead Institute for Biomedical Research and the Registrant, dated May 22, 2019.	S-1	333-257794	10.1	07/09/2021

10.18†	Development and Option Agreement between Acuitas Therapeutics, Inc. and the Registrant, dated October 5, 2020, as amended.	S-1	333-257794	10.2	07/09/2021

10.19†	Non-Exclusive License Agreement between Acuitas Therapeutics, Inc. and the Registrant, dated March 22, 2021.	S-1	333-257794	10.2	07/09/2021

10.20†	Collaboration and License Agreement between Nitto Denko Corporation and the Registrant, dated October 12, 2022.					*

10.21	Lease Agreement between BMR-325 Vassar Street LLC and the Registrant, dated November 30, 2017.	S-1/A	333-257794	10.1	07/26/2021

10.22	Lease Agreement between Omega Therapeutics, Inc. and ARE-MA Region No, 94, LLC.	10-K	001-40657	10.1	03/10/2022

10.23	Amendment to Shared Space Agreement between Omega Therapeutics, Inc. and Senda Biosciences, Inc., dated January 31, 2022.	10-K	001-40657	10.1	03/10/2022

21.1	Subsidiaries of the Registrant.	10-K	001-40657	21.1	03/10/2022

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

Omega Therapeutics, Inc.

Date: March 1, 2023	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mahesh Karande	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2023
Mahesh Karande

/s/ Joshua Reed	Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2023
Joshua Reed

/s/ Noubar B. Afeyan	Chairman of the Board of Directors	March 1, 2023
Noubar B. Afeyan, Ph.D.

/s/ Rainer Boehm	Director	March 1, 2023
Rainer Boehm

/s/ Luke M. Beshar	Director	March 1, 2023
Luke M. Beshar

/s/ Elliott M. Levy	Director	March 1, 2023
Elliott M. Levy, M.D.

/s/ John Mendlein	Director	March 1, 2023
John Mendlein, Ph.D., J.D.

/s/ Mary T. Szela	Director	March 1, 2023
Mary T. Szela

/s/ Richard A. Young	Director	March 1, 2023
Richard A. Young, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Omega Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted FASB Accounting Standards Codification Topic 842, Leases, and related amendments, on January 1, 2022, using the modified retrospective transition method.

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

March 1, 2023

We have served as the Company’s auditor since 2020.

Omega Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70,615	$186,482
Marketable securities	54,063	38,845
Accounts receivable, due from related party	618	257
Prepaid expenses and other current assets	12,294	3,702
Total current assets	137,590	229,286
Property and equipment, net	4,195	3,605
Operating lease right-of-use assets, net	3,668	—
Restricted cash	341	341
Other assets	204	101
Total assets	$145,998	$233,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,107	$2,109
Accrued expenses	13,841	9,475
Other current liabilities	159	399
Lease liabilities, current	1,524	—
Long-term debt, current portion	3,333	—
Total current liabilities	21,964	11,983
Lease liabilities, non-current	1,120	—
Long-term debt, net	16,603	19,869
Other liabilities	340	853
Total liabilities	40,027	32,705
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 48,072,517 and 47,793,469 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	343,608	335,147
Accumulated other comprehensive loss	(479)	(62)
Accumulated deficit	(237,206)	(134,505)
Total stockholders’ equity	105,971	200,628
Total liabilities and stockholders’ equity	$145,998	$233,333

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Collaboration revenue from related party	$2,073	$144
Operating expenses:
Research and development	79,996	$47,865
General and administrative	21,821	16,603
Related party expense, net	3,022	1,708
Total operating expenses	104,839	66,176
Loss from operations	(102,766)	(66,032)
Other income (expense), net:
Interest income (expense), net	222	(910)
Change in fair value of warrant liability	—	(1,310)
Other expense, net	(157)	(28)
Total other income (expense), net	65	(2,248)
Net loss	$(102,701)	$(68,280)
Net loss per common stock attributable to common stockholders, basic and diluted	$(2.14)	$(3.05)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	47,880,819	22,404,058
Comprehensive loss:
Net loss	$(102,701)	$(68,280)
Other comprehensive loss:
Unrealized loss on marketable securities	(417)	(62)
Comprehensive loss	$(103,118)	$(68,342)

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	PREFERRED STOCK - SERIES A		PREFERRED STOCK - SERIES B		PREFERRED STOCK - SERIES C		COMMON STOCK
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2021	56,775,232	$26,708	32,399,999	$48,517	—	$—	4,465,351	$5	$1,592	$—	$(66,225)	$(64,628)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $132	—	—	—	—	41,833,328	125,368	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $13,005	—	—	—	—	—	—	8,300,976	8	128,104	—	—	128,112
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(56,775,232)	(26,708)	(32,399,999)	(48,517)	(41,833,328)	(125,368)	34,678,733	35	200,559	—	—	200,594
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	—	—	—	—	1,434	—	—	1,434
Cashless exercise of warrants	—	—	—	—	—	—	82,193	—		—	—	—
Issuance of common stock for options exercised	—	—	—	—	—	—	266,216	—	274	—	—	274
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(62)	—	(62)
Stock-based compensation	—	—	—	—	—	—	—	—	3,184	—	—	3,184
Net loss	—	—	—	—	—	—	—	—	—	—	(68,280)	(68,280)
As of December 31, 2021	—	$—	—	$—	—	$—	47,793,469	$48	$335,147	$(62)	$(134,505)	$200,628

Issuance of common stock for options exercised	—	—	—	—	—	—	279,048	—	708	—	—	708
Other comprehensive loss							—	—	—	(417)	—	(417)
Stock-based compensation	—	—	—	—	—	—	—	—	7,753	—	—	7,753
Net loss	—	—	—	—	—	—	—	—	—	—	(102,701)	(102,701)
As of December 31, 2022	—	$—	—	$—	—	$—	48,072,517	$48	$343,608	$(479)	$(237,206)	$105,971

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(102,701)	$(68,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,564	1,387
Amortization of debt issuance costs and debt discount	67	93
Amortization of operating lease right-of-use assets	3,626	—
Accretion of discounts on marketable securities	1,045	25
Change in fair value of warrant liability	—	1,310
Change in fair value of success fee obligation	13	6
Non-cash interest expense	—	164
Stock-based compensation expense	7,753	3,184
Deferred rent	—	(157)
Loss on disposal of equipment	—	(3)
Changes in operating assets and liabilities:
Accounts receivable due from related party	(362)	(257)
Prepaid expenses and other current assets	(8,592)	(2,646)
Other assets	(3,763)	156
Accounts payable	985	1,040
Accrued expenses and other current liabilities	3,233	6,379
Other liabilities	(1,383)	(10)
Net cash used in operating activities	(98,515)	(57,609)
Investing activities
Purchases of property and equipment	(1,380)	(1,467)
Purchases of marketable securities	(57,415)	(38,932)
Proceeds from maturities of marketable securities	40,735	—
Net cash used in investing activities	(18,060)	(40,399)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	125,500
Payments for preferred stock issuance costs	—	(132)
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	131,238
Payments for initial public offering costs	—	(3,126)
Payment of success fee	—	(200)
Proceeds from debt financing	—	8,000
Payments of financing fees	—	(15)
Proceeds from exercise of stock options	708	274
Net cash provided by financing activities	708	261,539
Net change in cash, cash equivalents and restricted cash	(115,867)	163,531
Cash, cash equivalents and restricted cash—beginning of period	186,823	23,292
Cash, cash equivalents and restricted cash—end of period	$70,956	$186,823
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$70,615	$186,482
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$70,956	$186,823
Supplemental disclosures of cash flow information
Cash paid for interest	$1,263	$754
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock to common stock	$—	$200,594
Reclassification of warrants to additional paid-in capital	$—	$1,434
Purchase of property and equipment included in accounts payable and accrued expenses	$13	$44
Fair value attributed to success fee obligation	$—	$105

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Omega Therapeutics, Inc. (the “Company” or “Omega”) is a clinical-stage biotechnology company pioneering a systematic approach to use mRNA therapeutics as programmable epigenetic medicines by leveraging its OMEGA platform. The OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism’s life from cell genesis, growth and differentiation to cell death. The OMEGA platform enables control of fundamental epigenetic processes to correct the root cause of disease by restoring aberrant gene expression to a normal range without altering native nucleic acid sequences. The Company was incorporated in July 2016 (“inception”) as a Delaware corporation and its offices are in Cambridge, Massachusetts.

Liquidity and going concern

Since its inception, the Company has devoted substantially all of its resources to building its platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to early clinical-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, risks related to clinical development of product candidates, developments by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

The Company expects that its cash, cash equivalents and marketable securities of $124.7 million at December 31, 2022, together with the net proceeds from the registered direct offering completed on February 27, 2023, will enable it to fund its operating expenses and capital expenditure requirements into the second half of 2024. However, additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the year ended December 31, 2022, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

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

Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the selection of useful lives of property and equipment, the fair values of certain financial instruments issued prior to the IPO (common stock, redeemable convertible preferred stock, and warrants), the fair value of the success fee obligation, the incremental borrowing rate used in the calculation of lease liabilities, research and development expenses, certain judgments regarding revenue recognition and stock-based compensation. Actual results could differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and cash equivalents

Cash includes cash in readily available checking accounts, and cash equivalents include money market accounts and all highly liquid investments with an original maturity of three months or less from the date of purchase. Cash and cash equivalents are recorded at cost, which approximates fair value.

Marketable securities

The Company’s marketable securities as of December 31, 2022 consisted of corporate debt securities and are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included as a component in other expense, net.

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

Restricted cash

Restricted cash represents collateral provided for letters of credit issued as a security deposit in connection with the Company’s office lease.

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

Guarantees and indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2022 and 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were established.

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

Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Accrued research and development expenses

The Company estimates accrued research and development expenses based on its estimates of the services received and efforts expended pursuant to quotes and contracts with third-party service providers, including contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”) that supply, conduct and manage preclinical and clinical studies on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to its vendors will exceed the level of services provided and result in a prepayment of the expense, in which it will be evaluated for current or long-term classification based on when it is expected to be realized. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or the amount of prepaid expenses accordingly.

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

Deferred rent

The Company’s real estate operating leases provide for scheduled annual rent increases throughout the lease terms. The Company adopted ASU 2016-02, and related amendments, on January 1, 2022 using the modified retrospective transition method. Upon adoption the Company's operating lease right-of-use assets were adjusted for accumulated deferred rent, and no additional deferred rent was recorded during the year ended December 31, 2022.

For the year ended December 31, 2021, the Company recognized the effects of the scheduled rent increases on a straight-line basis over the full terms of the leases. Tenant improvement allowances, if any, provided by a landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease terms.

Equity issuance costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. Upon closing of the IPO, deferred offering costs were derecognized and recorded against the IPO proceeds as a reduction to additional paid-in capital. There were no deferred offering costs as of December 31, 2022 and 2021.

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2022 and 2021.

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

Redeemable convertible preferred stock

The Company classified redeemable convertible preferred stock as temporary equity on the consolidated balance sheet because it could become redeemable upon occurrence of a deemed liquidation event that is outside of the Company’s control. Upon completion of the Company’s IPO, all of the Company’s then outstanding redeemable convertible preferred stock was automatically converted into common stock.

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

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of a public market for the Company’s common stock prior to the IPO and lack of sufficient company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred as patents have no future alternative use.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance against its deferred tax assets. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

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

The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021.

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

Recently issued accounting pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight- line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC Topic 840: Leases (“Topic 840”).

The Company adopted ASU 2016-02, and related amendments, on January 1, 2022 using the modified retrospective approach transition method. As such, the adoption of ASU 2016-02 did not change the classification of any of the existing leases as of the transition date, and the prior period results are not adjusted or restated and continue to be reported in accordance with Topic 840. The Company has elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The Company also elected not to separate lease and non-lease components and not to recognize leases with an initial term of 12 months or less.

The Company has real estate leases for its corporate offices and lab space located in Cambridge, Massachusetts. It determines if an arrangement contains a lease at contract inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. Lease payments are typically fixed and escalate over time. Variable payments relate to the Company’s usage or share of the lessor’s operating costs associated with the underlying asset and are recognized as incurred. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company uses its incremental borrowing rate to calculate the lease liability when the implicit rate is not readily determinable. Lease expense is recognized on a straight-line basis over the lease term.

Upon the adoption of this standard, the Company recorded operating lease right-of-use assets of $4.4 million and corresponding operating lease liabilities of $5.1 million as of January 1, 2022. The difference between the value of the right-of-use assets and lease liabilities is due to the reclassification of existing deferred rent and unamortized lease incentives as of January 1, 2022. The adoption of this standard did not materially impact the consolidated statement of operations and comprehensive loss and statement of cash flows as of the adoption date and for the periods presented. Refer to Note 9, Commitments and contingencies, for further discussion.

3. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2022
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$54,542	$(479)	$54,063

	December 31, 2021
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$38,907	$(62)	$38,845

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2022, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the year ended December 31, 2022 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the year.

As of December 31, 2022, the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at December 31, 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid clinical expenses	$5,232	$—
Prepaid research and development	2,072	534
Prepaid rent	1,857	825
Other receivables	1,180	264
Prepaid insurance	1,020	1,500
Prepaid other	776	436
Prepaid software	157	143
Prepaid expenses and other current assets	$12,294	$3,702

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Lab equipment	$6,121	$4,822
Leasehold improvements	1,378	1,378
Furniture and fixtures	1,093	1,073
Construction in process	827	54
Computer equipment	190	129
Total property and equipment	9,609	7,456
Less accumulated depreciation	(5,414)	(3,851)
Property and equipment, net	$4,195	$3,605

Depreciation expense for the years ended December 31, 2022 and 2021 was $1.6 million and $1.4 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Employee related expenses	$4,368	$2,545
Manufacturing costs	4,303	—
Research costs	3,876	5,640
Professional and consulting fees	743	759
Other	429	500
Interest	122	31
Total	$13,841	$9,475

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

On December 20, 2021, the Company entered into an amendment to the Loan Agreement (the "Fourth Amendment"), in which PWB made an additional term loan in an aggregate principal amount of $20.0 million. The proceeds of the term loan pursuant to the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million; the remaining cash proceeds of $8.0 million was used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan will be on September 30, 2025, and it will be repaid beginning on September 30, 2023 in twenty-four equal monthly installments, including interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. The Company incurred $15 thousand of debt issuance costs, which was recorded as a direct reduction against the additional term loan and amortized over the life of the associated term loan as a component of interest expense using the effective interest method. Pursuant to the Fourth Amendment, the Company is also required to pay a success fee, ranging from $0.1 million to $0.2 million depending on the timing in achieving a specified liquidity event. The Company determined that this obligation represented a freestanding financial instrument, and it was classified as a liability on the Company’s consolidated balance sheet and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of such obligation is remeasured at the end of each reporting period until the liability is settled.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, the Company is subject to certain affirmative and negative covenants to which the Company will remain subject until maturity.

As of December 31, 2022, $3.3 million of the net carrying amount of the term loan was classified as short-term and $16.6 million was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021
Principal	$20,000	$20,000
Unamortized debt discount	(64)	(131)
Net carrying amount	$19,936	$19,869

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 8.18% for the period from the date of issuance through December 31, 2022. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Year Ended December 31,
	2022	2021
Contractual interest expense	$1,229	$740
Amortization of debt issuance costs and debt discount	67	258
Total interest expense	$1,296	$998

At December 31, 2022 and December 31, 2021, accrued interest on the term loan was $121 thousand and $31 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2023	3,333
2024	10,000
2025	6,667
Total	$20,000

8. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents and restricted cash are measured through quoted market prices; the fair value of the Company's marketable securities is determined based on the pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Other current assets, accounts payable and accrued liabilities approximate their fair values as of December 31, 2022 and 2021, due to their short-term nature. The carrying value of the Company’s debt approximates its fair value due to its variable interest rate, which approximates a market interest rate. The warrant liability and the success fee obligation associated with the Loan Agreement, as amended, contain unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the Company’s warrant liability and the success fee obligation are measured at their fair values on a recurring basis using unobservable inputs.

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$25,776	$—	$—	$25,776
Corporate Debt Securities	—	54,063	—	54,063
Total	$25,776	$54,063	$—	$79,839

Financial Liabilities
Success fee obligation	$—	$—	$118	$118

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$110,864	$—	$—	$110,864
Marketable securities	—	38,845	—	38,845
Total	$110,864	$38,845	$—	$149,709

Financial Liabilities
Success fee obligation	$—	$—	$105	$105

In accordance with the Fourth Amendment of the Loan Agreement with PWB, the Company will be required to pay a success fee upon the achievement of a certain liquidity event; accordingly, the related obligation is recorded as current liabilities on the consolidated balance sheets as it is deemed more probable than not by the Company to be settled in less than one year. The fair value of the success fee obligation was determined using the probability-weighted expected return method. The key estimates and assumptions impacting the fair value included the probability of achieving a specified liquidity event, the expected timing of achieving a liquidity event and the discount rate. The fair value of the success fee obligation is remeasured at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss, until such liability was settled.

The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Discount rate	8.0%	5.5%
Expected timing of achieving liquidity events (years)	0.3 - 1.3	0.6 - 1.8
Probability of achieving liquidity events	75% -25%	10% -90%

The following table provides a roll-forward of the fair values of the Company’s success fee obligation for which fair value is determined by Level 3 inputs (in thousands):

Success fee obligation from the Fourth Amendment
Fair value at January 1, 2022	$105
Change in fair value	13
Fair value at December 31, 2022	$118

9. Commitments and contingencies

Leases

The Company has the following operating leases for its corporate offices and lab space located in Cambridge, Massachusetts.

325 Vassar Street

In 2017, the Company entered a noncancelable operating lease agreement to lease its office space at 325 Vassar Street, Cambridge, Massachusetts, which will expire in September 2024. The Company is required to pay property taxes, insurance, and normal maintenance costs. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term. During 2018, the Company received $1.1 million of landlord-funded leasehold improvements related to the leased office space. Upon adoption of ASU 2016-02 on January 1, 2022 the Company's operating lease right-of-use assets were adjusted for accumulated deferred rent, and no additional deferred rent was recorded during the year ended December 31, 2022. In 2019 and 2020, the Company entered into sublease agreements with two related parties to sublease this office and laboratory space. Refer to Note 16, Related party transactions, for further details.

20 Acorn Park Drive

On July 13, 2020, the Company entered into a Shared Space Arrangement ("the Arrangement") with Senda Biosciences, Inc. (“Senda”, also formerly known as Kintai Therapeutics, Inc.) to share one-third of Senda’s 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Senda is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The Arrangement commenced on August 1, 2020, and was set to expire on July 31, 2022 with two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. In January 2022, the Company entered into an amendment to the Arrangement with Senda to exercise the option to renew the lease term for another 12 months. The lease term now expires in July 2023. The Company also modified certain provisions related to the extension term. In connection with the modifications in the amendment, the Company made an upfront payment of $2.9 million, which will cover the rent payment for the extended lease term. Additionally, upon the expiration of the extended lease term, the Company will receive $0.7 million from Senda for all furniture, fixtures and equipment owned by the Company that will remain at the lease property.

One Charles Park

On November 4, 2021, the Company entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, Cambridge, Massachusetts, 02142. The term of the lease is estimated to begin in the second quarter of 2023 and ends fifteen years after lease commencement, subject to certain extension rights. The base rent for the leased space will be $115.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the lease, and other potential adjustments based on the Company’s utilization of certain tenant improvement allowances. In accordance with the lease agreement, the Company paid $0.8 million upon the execution of the lease, which will offset the first month's rent. Since the lease has not yet commenced, no right-of-use assets or lease liabilities were recognized on the Company’s consolidated balance sheet as of December 31, 2022.

Disclosures under Topic 842

As of December 31, 2022, the right-of-use assets associated with the Company’s operating leases were $3.7 million, which were recorded separately on the Company’s consolidated balance sheet. The corresponding operating lease liabilities were $2.6 million as of December 31, 2022, of which $1.5 million were recorded in current liabilities and $1.1 million were recorded in long-term liabilities on the Company’s consolidated balance sheet.

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

The following table summarizes the components of lease expense for the year ended December 31, 2022 (in thousands).

Year Ended December 31, 2022
Operating lease expense	$3,820
Variable lease expense	1,357
Total lease expense	$5,177

The variable lease expenses generally include common area maintenance, utilities and property taxes. Of the total lease expense, $3.9 million was recorded within research and development expenses and $1.2 million was recorded within general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. There were no short-term lease costs incurred during the year ended December 31, 2022.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

December 31,
2022
Weighted average remaining lease term (years)	1.8
Weighted average discount rate	5.5%

Supplemental cash flow information relating to the Company's leases for the year ended December 31, 2022 were as follows (in thousands):

December 31,
2022
Cash paid for amounts included in the measurement of lease liabilities	$2,637
Operating lease assets obtained in exchange for lease liabilities	$4,393

As of December 31, 2022, the estimated minimum lease payments for 325 Vassar and 20 Acorn Park for each of the years ending December 31 were as follows (in thousands):

2023	$1,563
2024	1,205
Total minimum lease payments	2,768
Less: Imputed interest	(124)
Present value of operating lease liabilities	$2,644

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

For both of the years ended December 31, 2022 and 2021, the Company recognized expenses of less than $0.2 million for license maintenance fees and milestone payments. There was no outstanding payment due to WIBR as of December 31, 2022 and an immaterial amount outstanding as of December 31, 2021.

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

During the years ended December 31, 2022 and 2021, the Company recorded an aggregate of $1.9 million and $3.3 million of research and development expenses, respectively, consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, material costs and reimbursable costs.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. For the year ended December 31, 2022, $0.8 million has been recorded as research and development expense for these milestones. There were no milestones triggered, and no expense was recorded related to them for the year ended December 31, 2021. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

Nitto Denko Corporation

On October 12, 2022, the Company entered into a Collaboration and License Agreement (the "Nitto Agreement”) with Nitto Denko Corporation (“Nitto”), pursuant to which, among other things, Nitto granted the Company an exclusive, worldwide, royalty-bearing, fully transferable and fully sublicensable license under all intellectual property owned or controlled by Nitto relating to its lipid nanoparticle delivery technology.

Under the terms of the Nitto Agreement, the Company has made an upfront cash payment of $1.0 million, and developmental milestone payments of $1.0 million to Nitto in 2022. Both payments have been recorded as research and development expenses. The Company is also required to make up to $83.0 million in future payments to Nitto based upon the achievement of specified development, regulatory and sales milestones. The Company is also obligated to pay to Nitto tiered, single-digit percentage royalties on a country-by-country basis based on net sales of the licensed product, subject to reduction in specified circumstances. As such, when these expenses are considered probable and estimable, the Company will accrue expense for the amount the Company is obligated.

11. Collaboration Agreements

In November 2021, the Company entered into a five-year collaboration agreement with PMCo, an affiliate of Flagship, under which PMCo was granted an exclusive license covering specified patent rights of the Company’s lipid nanoparticle technology to develop one or more therapeutic products to treat diseases related to the cystic fibrosis transmembrane conductance regulator gene, like cystic fibrosis. Under the terms of the agreement, the Company will perform certain research activities in accordance with the research plan, and PMCo will be solely responsible for, at its sole cost and expense, and will have sole discretion with respect to, developing, manufacturing, seeking regulatory approval for and commercializing licensed products. The Company expects to receive approximately $3.1 million in cost reimbursement through 2023 to fund the related research and development activities. The research plan funding may be adjusted upon mutual written agreement from both parties. Additionally, in the event PMCo is acquired or sold, the Company is entitled to receive a portion of the proceeds of such transaction, subject to various reductions and other amounts payable in accordance with the agreement.

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

The total transaction price at December 31, 2022 was determined to be $5.4 million based on the current estimated required efforts to fulfill the performance obligation. This total includes an increase of $1.9 million resulting from an amendment agreed upon with PMCo in 2022. As of December 31, 2022, the remaining transaction price was estimated to be $3.1 million, which is expected to be recognized as revenue through 2023.

The Company recognized funded research and collaboration revenue of $2.1 million and $0.1 million in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2022 and 2021, respectively. Additionally, the Company recognized less than $0.1 million of current deferred revenue as of December 31, 2022 based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, we are entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of December 31, 2022, the Company determined that the proceeds from such transaction was not probable of recognition.

Nitto Denko Corporation

On October 12, 2022, the Company entered into a Collaboration and License Agreement with Nitto, pursuant to which, among other things, Nitto granted the Company an exclusive, worldwide, royalty-bearing, fully transferable and fully sublicensable license under all intellectual property owned or controlled by Nitto relating to its lipid nanoparticle delivery technology. See further discussion in Note 10, License Agreements.

12. Preferred and Common Stock

The Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation, which became effective on July 23, 2021. The amendment, among other things, effected a 1-for-3.777776 reverse stock split of the Company’s issued and outstanding common stock, a proportional adjustment to the conversion price for Series A, B and C Preferred Stock and to the exercise prices and number of shares of common stock underlying the outstanding stock options. All share, per share and additional paid in capital amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

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

As of December 31, 2022, the Company has reserved an aggregate of 8,438,573 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 4,069,183 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

13. Equity Incentive Plan

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of December 31, 2022, there were no shares available for future grants under the 2017 Plan and a total of 4,069,183 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved, the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of December 31, 2022, there were 1,152,352 shares available for future grants under the 2021 Plan, and a total of 4,369,390 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$4,026	$1,205
General and administrative	3,727	1,979
Total stock-based compensation expense	$7,753	$3,184

Stock Options

The assumptions used in the Black-Scholes option-pricing model for stock options granted were as follows:

	Year ended December 31,
	2022	2021
Expected volatility%	76.09% - 77.62%	76.73% - 80.18%
Weighted-average risk-free interest rate%	2.69%	1.12%
Expected dividend yield%	0.00%	0.00%
Weighted-average expected term (in years)	6.11	6.09

A summary of option activity under the Company’s equity incentive plans during the year ended December 31, 2022 was as follows:

		Weighted average	Weighted average remaining	Aggregate intrinsic
	Number of options	exercise price	contractual life (years)	value (1) (in thousands)
Outstanding as of January 1, 2022	5,476,484	$4.90	8.64	$39,325
Granted	3,992,386	7.45
Exercised	(279,048)	2.54
Forfeited	(658,352)	6.79
Expired	(92,897)	8.41
Outstanding as of December 31, 2022	8,438,573	6.00	8.40	12,976
Vested and expected to vest as of December 31, 2022	8,438,573	6.00	8.40	12,976
Exercisable as of December 31, 2022	2,742,075	$3.53	7.26	$8,480

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2022.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $5.08 and $5.71, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $1.0 million and $1.8 million, respectively.

As of December 31, 2022, there was $24.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(102,701)	$(68,280)
Denominator:
Weighted average number of common stock, basic and diluted	47,880,819	22,404,058
Net loss per common stock attributable to common stockholders, basic and diluted	$(2.14)	$(3.05)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of December 31,
	2022	2021
Outstanding options to purchase common stock	8,438,573	5,476,484

15. Income taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	7.1	7.6
Research and development tax credits	4.3	3.0
Non-deductible / non-taxable permanent items	(0.5)	(0.9)
Change in valuation allowance	(32.0)	(30.8)
Other	0.1	0.1
Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred taxes are as follows (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$40,157	$34,194
Research and development credit carryforwards	11,013	5,638
Accrued expenses	1,098	879
Stock-based compensation	1,726	528
Intangible assets	136	152
IRC 174 R&D capitalization	20,024	—
Lease liabilities	722	—
Unrealized gain/loss	325	—
Total deferred tax assets	75,201	41,391
Less: valuation allowance	(74,005)	(41,203)
Deferred tax assets, net	1,196	188
Deferred tax liabilities:
Depreciation	(194)	(182)
Operating lease right-of-use assets	(1,002)	—
Unrealized gain/loss	—	(6)
Total deferred tax liabilities	(1,196)	(188)
Net deferred taxes	$—	$—

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2022 and 2021. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance as of December 31, 2022 and 2021. The valuation allowance increased by $32.8 million in 2022, due to the increase in deferred tax assets, primarily resulting from the net operating loss carryforwards, research and development tax credits, IRC 174 R&D Capitalization, stock-based compensation expense and deductible accrued expenses.

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

As of December 31, 2022, the Company had $147.8 million of federal and $143.9 million of state net operating loss carryforwards. If not utilized, both the federal and state net operating loss carryforwards have components that begin to expire starting in 2036. Of the $147.8 million federal net operating loss carryforwards, $142.3 million of net operating loss generated from 2018 to 2022 will not expire. Additionally, as of December 31, 2022, the Company had $7.8 million of federal and $4.0 million of Massachusetts tax credits that expire starting in 2036 and 2031, respectively.

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

As of December 31, 2022 and 2021, the Company had no uncertain tax positions. The Company will recognize both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company filed income tax returns in the United States and the Commonwealth of Massachusetts in all tax years since inception. All tax years remain open to examination by these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The Company is not currently under examination by the Internal Revenue Service or any other taxing authority for these years.

16. Related Party Transactions

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 54% of the Company’s outstanding voting stock as of December 31, 2022. Flagship historically provided management services to the Company, and we reimburse Flagship for certain expenses, including insurance and benefits, and related fees, and software licenses incurred on the Company’s behalf. For the years ended December 31, 2022 and 2021, the Company incurred $1.7 million and $1.0 million, respectively, primarily for reimbursable expenses. These expenses are recorded as related party expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2022 and December 31, 2021, there was an immaterial amount of outstanding payments due to Flagship.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to LARONDE, Inc. (“LARONDE”, formerly known as VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”), approximating $1.3 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income, which was recorded as a reduction of rental expense, of $2.3 million and $2.0 million during the years ended December 31, 2022 and 2021, respectively. Such rental income was reflected as a reduction of related party expense in the accompanying consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from LARONDE as of December 31, 2022 and December 31, 2021.

In September 2019, the Company sublet approximately 1,445 square feet of its 325 Vassar Street facility to Cygnal, which is an affiliate of Flagship, for two years. The lease term was to continue on a month-to-month basis until advanced notice is provided to the Company. Cygnal gave notice, terminated the agreement and vacated the property in May 2022. The rental rate for the sublease arrangement was equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, approximating $0.1 million per year. The sublessee was obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of less than $0.1 million for each of the years ended December 31, 2022 and 2021, which was recorded as a reduction of rental expenses. Such rental income was reflected as a reduction of related party expense in the accompanying consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from Cygnal as of December 31, 2022 and December 31, 2021.

Refer to other related party transactions as described in Note 9, Commitments and contingencies, Note 10, License agreements and Note 11, Collaboration agreement.

17. Employee benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. On May 1, 2022, the Company began matching 50% of employee contributions of up to 6% of eligible compensation contributed on a pre-tax and/or Roth after-tax basis to the 401(k) Plan. During the year ended December 31, 2022, the Company made matching contributions totaling $0.5 million. The Company made no contributions to the 401(k) Plan during the year ended December 31, 2021.

18. Subsequent Events

On February 27, 2023, the Company completed a registered direct offering of common stock pursuant to which it issued and sold 6,920,415 shares of its common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses. As part of this registered direct offering, Flagship acquired 3,323,310 shares of common stock.

30