Form 10-Q
period 2023-03-31
Omega Therapeutics, Inc.
filed 2023-05-04
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 55,023,089 shares of common stock, $0.001 par value per share, outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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
•
Our product candidate, OTX-2002, was cleared by the United States Food and Drug Administration to advance to clinical development. Clinical development of OTX-2002 may be delayed or terminated, and we may never obtain regulatory approval of OTX-2002, which may have a material adverse impact on our platform or our business. Furthermore, clinical development requires substantial capital investment, which we may not be able to support. We may incur unforeseen costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of OTX-2002 and our other product candidates.
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
•
We are very early in our development efforts. Most of our product candidates are in preclinical development or discovery, and we received FDA clearance for our IND application for OTX-2002 and have initiated the associated clinical trial. It will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Omega Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$104,541	$70,615
Marketable securities	32,246	54,063
Accounts receivable, due from related party	475	618
Prepaid expenses and other current assets	11,590	12,294
Total current assets	148,852	137,590
Property and equipment, net	4,208	4,195
Operating lease right-of-use assets, net	2,732	3,668
Restricted cash	341	341
Other assets	182	204
Total assets	$156,315	$145,998
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,678	$3,107
Accrued expenses	6,857	13,841
Other current liabilities	200	159
Lease liabilities, current	1,536	1,524
Long-term debt, current portion	5,833	3,333
Total current liabilities	18,104	21,964
Lease liabilities, non-current	759	1,120
Long-term debt, net	14,112	16,603
Other liabilities	340	340
Total liabilities	33,315	40,027
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 55,023,089 and 48,072,517 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	55	48
Additional paid-in capital	385,658	343,608
Accumulated other comprehensive loss	(228)	(479)
Accumulated deficit	(262,485)	(237,206)
Total stockholders’ equity	123,000	105,971
Total liabilities and stockholders’ equity	$156,315	$145,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue from related party	$516	$268
Operating expenses:
Research and development	19,968	14,191
General and administrative	5,954	5,406
Related party expense, net	412	630
Total operating expenses	26,334	20,227
Loss from operations	(25,818)	(19,959)
Other income (expense), net:
Interest income (expense), net	682	(155)
Other expense, net	(143)	(50)
Total other income (expense), net	539	(205)
Net loss	$(25,279)	$(20,164)
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.50)	$(0.42)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	50,627,287	47,807,209
Comprehensive loss:
Net loss	$(25,279)	$(20,164)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	251	(797)
Comprehensive loss	$(25,028)	$(20,961)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2023	48,072,517	$48	$343,608	$(479)	$(237,206)	$105,971
Issuance of common stock for registered direct offering, net of issuance costs	6,920,415	7	39,720	—	—	39,727
Issuance of common stock for options exercised	30,157	—	108	—	—	108
Other comprehensive gain	—	—	—	251	—	251
Stock-based compensation	—	—	2,222	—	—	2,222
Net loss	—	—	—	—	(25,279)	(25,279)
As of March 31, 2023	55,023,089	$55	$385,658	$(228)	$(262,485)	$123,000

	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2022	47,793,469	$48	$335,147	$(62)	$(134,505)	$200,628
Issuance of common stock for options exercised	46,576	—	83	—	—	83
Other comprehensive loss	—	—	—	(797)	—	(797)
Stock-based compensation	—	—	1,604	—	—	1,604
Net loss	—	—	—	—	(20,164)	(20,164)
As of March 31, 2022	47,840,045	$48	$336,834	$(859)	$(154,669)	$181,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(25,279)	$(20,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	371	376
Amortization of debt issuance costs and debt discount	9	12
Amortization of operating lease right-of-use assets	936	850
Accretion of discounts on marketable securities	18	314
Change in fair value of success fee obligation	82	—
Stock-based compensation expense	2,222	1,604
Changes in operating assets and liabilities:
Accounts receivable due from related party	143	(138)
Prepaid expenses and other current assets	705	(1,563)
Other assets	(99)	(2,923)
Accounts payable	156	(58)
Accrued expenses and other current liabilities	(7,013)	(1,329)
Other liabilities	(362)	(331)
Net cash used in operating activities	(28,111)	(23,350)
Investing activities
Purchases of property and equipment	—	(152)
Purchases of marketable securities	(19,768)	(57,415)
Proceeds from maturities of marketable securities	41,818	—
Net cash provided by (used in) investing activities	22,050	(57,567)
Financing activities
Proceeds from equity offering	40,000	—
Payments of equity offering costs	(121)	—
Proceeds from issuance of common stock under equity incentive plans	108	83
Net cash provided by financing activities	39,987	83
Net change in cash, cash equivalents and restricted cash	33,926	(80,834)
Cash, cash equivalents and restricted cash—beginning of period	70,956	186,823
Cash, cash equivalents and restricted cash—end of period	$104,882	$105,989
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$104,541	$105,648
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$104,882	$105,989
Supplemental disclosures of cash flow information
Cash paid for interest	$387	$238
Supplemental disclosure of noncash investing and financing activities
Equity offering costs in accounts payable	$152	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Organization

Omega Therapeutics, Inc. (the “Company” or “Omega”) is a clinical-stage biotechnology company pioneering the development of a new class of programmable epigenomic mRNA medicines by leveraging its OMEGA platform. The OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism’s life from cell genesis, growth and differentiation to cell death. The OMEGA platform enables control of fundamental epigenetic processes to correct the root cause of disease by restoring aberrant gene expression to a normal range without altering native nucleic acid sequences. The Company was incorporated in July 2016 (“inception”) as a Delaware corporation and its offices are in Cambridge, Massachusetts.

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

In August 2021, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 8,300,976 shares of its common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. The Company received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In February 2023, the Company completed a registered direct offering of common stock pursuant to which it issued and sold 6,920,415 shares of its common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses.

The Company expects that its cash, cash equivalents and marketable securities of $136.8 million at March 31, 2023 will enable it to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

Significant Risks and Uncertainties Related to Macroeconomic Conditions and COVID-19

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, the COVID-19 pandemic continues to be prevalent globally. While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the three months ended March 31, 2023, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition. Unstable market and economic conditions and further disruption created by COVID-19 or other pandemics may have serious adverse consequences on our business, financial condition and results of operations.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited financial statements have been prepared on the same basis as audited financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been consolidated or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. These condensed consolidated unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 (the “2022 10-K”).

The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Significant estimates and assumptions reflected in these condensed consolidated unaudited financial statements include, but are not limited to, the selection of useful lives of property and equipment, the fair values of certain financial instruments issued prior to the IPO (common stock, redeemable convertible preferred stock, and warrants), the fair value of the success fee obligation, the incremental borrowing rate used in the calculation of lease liabilities, research and development accruals, certain judgments regarding revenue recognition and stock-based compensation. Actual results could differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the Company’s audited financial statements included in the 2022 10-K. There was no significant change of accounting policy during the three months ended March 31, 2023.

Recently issued accounting pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to

ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of the standard was immaterial to the accompanying condensed consolidated financial statements.

3. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	March 31, 2023
	Amortized cost	Gross unrealized losses	Fair value
Marketable securities	$32,474	$(228)	$32,246

	December 31, 2022
	Amortized cost	Gross unrealized losses	Fair value
Marketable securities	$54,542	$(479)	$54,063

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2023, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three months ended March 31, 2023 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the year.

As of March 31, 2023, the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at March 31, 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid clinical expenses	$4,906	$5,232
Prepaid research and development	2,591	2,072
Prepaid rent	1,886	1,857
Other receivables	784	1,180
Prepaid other	608	776
Prepaid insurance	595	1,020
Prepaid software	220	157
Prepaid expenses and other current assets	$11,590	$12,294

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Lab equipment	$6,121	$6,121
Leasehold improvements	1,378	1,378
Furniture and fixtures	1,093	1,093
Construction in process	1,211	827
Computer equipment	190	190
Total property and equipment	9,993	9,609
Less accumulated depreciation	(5,785)	(5,414)
Property and equipment, net	$4,208	$4,195

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research costs	$2,358	$3,876
Manufacturing costs	1,657	4,303
Employee related expenses	1,456	4,368
Professional and consulting fees	617	743
Other	336	429
Accrued Clinical Expenses	329	—
Interest	104	122
Total	$6,857	$13,841

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

As of March 31, 2023, $5.8 million of the net carrying amount of the term loan was classified as short-term and $14.1 million was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Principal	$20,000	$20,000
Unamortized debt discount	(55)	(64)
Net carrying amount	$19,945	$19,936

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 8.68% for the period from the date of issuance through March 31, 2023. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$411	$275
Amortization of debt issuance costs and debt discount	9	12
Total interest expense	$420	$287

At March 31, 2023 and December 31, 2022, accrued interest on the term loan was $104 thousand and $121 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2023 (remaining 9 months)	$3,333
2024	10,000
2025	6,667
Total	$20,000

8. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents and restricted cash are measured through quoted market prices; the fair value of the Company's marketable securities is determined based on the pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Other current assets, accounts payable and accrued liabilities approximate their fair values as of March 31, 2023 and December 31, 2022, due to their short-term nature. The carrying value of the Company’s debt approximates its fair value due to its variable interest rate, which approximates a market interest rate. The success fee obligation associated with the Loan Agreement, as amended, contains unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the success fee obligation is measured at its fair value on a recurring basis using unobservable inputs.

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$38,575	$—	$—	$38,575
Corporate debt securities	—	32,246	—	32,246
Total	$38,575	$32,246	$—	$70,821

Financial Liabilities
Success fee obligation	$—	$—	$200	$200

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$25,776	$—	$—	$25,776
Corporate debt securities	—	54,063	—	54,063
Total	$25,776	$54,063	$—	$79,839

Financial Liabilities
Success fee obligation	$—	$—	$118	$118

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

As of March 31, 2023, the Company determined it was 100% probable of achieving the specified liquidity event and therefore accrued the full amount of the success fee obligation. The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligation as of December 31, 2022:

December 31, 2022
Discount rate	8.0%
Expected timing of achieving liquidity events (years)	0.3 - 1.3
Probability of achieving liquidity events	75% -25%

The following table provides a roll-forward of the fair values of the Company’s success fee obligation for which fair value is determined by Level 3 inputs (in thousands):

Success fee obligation from the Fourth Amendment
Fair value at January 1, 2023	$118
Change in fair value	82
Fair value at March 31, 2023	$200

9. Commitments and contingencies

Leases

The Company has the following operating leases for its corporate offices and lab space located in Cambridge, Massachusetts.

325 Vassar Street

In 2017, the Company entered a noncancelable operating lease agreement to lease its office space at 325 Vassar Street, Cambridge, Massachusetts, which will expire in September 2024. The Company is required to pay property taxes, insurance, and normal maintenance costs. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term. During 2018, the Company received $1.1 million of landlord-funded leasehold improvements related to the leased office space. Upon adoption of ASU 2016-02 on January 1, 2022, the Company's operating lease right-of-use assets were adjusted for accumulated deferred rent, and no additional deferred rent was subsequently recorded. In 2019 and 2020, the Company entered into sublease agreements with two related parties to sublease this office and laboratory space. Refer to Note 16, Related party transactions, for further details.

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

One Charles Park

On November 4, 2021, the Company entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, Cambridge, Massachusetts, 02142. The term of the lease is estimated to begin in the second quarter of 2023 and ends fifteen years after lease commencement, subject to certain extension rights. The base rent for the leased space will be $115.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the lease, and other potential adjustments based on the Company’s utilization of certain tenant improvement allowances. In accordance with the lease agreement, the Company paid $0.8 million upon the execution of the lease, which will offset the first month's rent. Since the lease has not yet commenced, no right-of-use assets or lease liabilities were recognized on the Company’s condensed consolidated balance sheet as of March 31, 2023.

Disclosures under Topic 842

As of March 31, 2023, the right-of-use assets associated with the Company’s operating leases were $2.7 million, which were recorded separately on the Company’s condensed consolidated balance sheet. The corresponding operating lease liabilities were $2.3 million as of March 31, 2023, of which $1.5 million were recorded in current liabilities and $0.8 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.

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

The following table summarizes the components of lease expense for the three months ended March 31, 2023 and March 31, 2022 (in thousands).

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease expense	$969	$913
Variable lease expense	215	411
Total lease expense	$1,184	$1,324

The variable lease expenses generally include common area maintenance, utilities and property taxes. For the three months ended March 31, 2023, $0.9 million of lease expense was recorded within research and development expenses and $0.3 million was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2022, $1.0 million of lease expense was recorded within research and development expenses and $0.3 million was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. There were no short-term lease costs incurred during the three months ended March 31, 2023 and March 31, 2022.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	As of	As of
	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	1.5	1.8
Weighted average discount rate	5.5%	5.5%

Supplemental cash flow information relating to the Company's leases for the three months ended March 31, 2023 and March 31, 2022 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$382	$3,748
Operating lease assets obtained in exchange for lease liabilities	$—	$4,393

As of March 31, 2023, the estimated minimum lease payments for 325 Vassar and 20 Acorn Park for each of the years ending December 31 were as follows (in thousands):

2023 (remaining 9 months)	$1,181
2024	1,205
Total minimum lease payments	2,386
Less: Imputed interest	(91)
Present value of operating lease liabilities	$2,295

Estimated minimum lease payments for One Charles Park are not included in the table above, as the lease is estimated to begin in the second quarter of 2023. The estimated minimum lease payments for One Charles Park are $6.0 million, $10.5 million, $10.9 million, $11.3 million and $147.6 million for the remainder of 2023, 2024, 2025, 2026 and thereafter, respectively. The Company intends to sublease a portion of this facility to supplement its growth plan.

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

For both of the three-month periods ended March 31, 2023 and 2022, the Company recognized expenses of $0.1 million for the license maintenance fees and milestone payments. There was no outstanding payment due to WIBR as of March 31, 2023 and December 31, 2022.

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

During the three months ended March 31, 2023 and 2022, the Company recorded an aggregate of $0.2 million and $0.3 million of research and development expenses, respectively, consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, material costs and reimbursable costs.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. There were no milestones triggered, and no expense was recorded related to Acuitas for the three months ended March 31, 2023 and March 31, 2022. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

Under the terms of the Nitto Agreement, the Company has made an upfront cash payment of $1.0 million, and developmental milestone payments of $1.0 million to Nitto in 2022. Both payments have been recorded as research and development expenses. The Company is also required to make up to $83.0 million in future payments to Nitto based upon the achievement of specified development, regulatory and sales milestones. There were no milestones triggered, and no expense was recorded related to Nitto for the three months ended March 31, 2023. The Company is also obligated to pay to Nitto tiered, single-digit percentage royalties on a country-by-country basis based on net sales of the licensed product, subject to reduction in specified circumstances. As such, when these expenses are considered probable and estimable, the Company will accrue expense for the amount the Company is obligated.

During the three months ended March 31, 2023, the Company recorded an aggregate of $0.4 million of research and development expenses consisting of material costs, costs of services performed by Nitto, and reimbursable costs.

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

The total transaction price at March 31, 2023 was determined to be $5.4 million based on the current estimated required efforts to fulfill the performance obligation. This total includes an increase of $1.9 million resulting from an amendment agreed upon with PMCo in the fourth quarter of 2022. As of March 31, 2023, the remaining transaction price was estimated to be $2.6 million, which is expected to be recognized as revenue through 2023.

The Company recognized funded research and collaboration revenue of $0.5 million and $0.3 million in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2023, and March 31, 2022, respectively. Additionally, the Company recognized an immaterial amount of current deferred revenue as of March 31, 2023 based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, the Company is entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of March 31, 2023, the Company determined that the proceeds from such transaction was not probable of recognition.

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

In February 2023, the Company completed a registered direct offering of common stock pursuant to which it issued and sold 6,920,415 shares of its common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses of $0.3 million.

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

As of March 31, 2023, the Company has reserved an aggregate of 9,281,727 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 4,038,318 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

13. Equity Incentive Plan

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of March 31, 2023, there were no shares available for future grants under the 2017 Plan and a total of 4,038,318 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved, the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of March 31, 2023, there were 2,201,941 shares available for future grants under the 2021 Plan, and a total of 5,243,409 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,153	$824
General and administrative	1,069	780
Total stock-based compensation expense	$2,222	$1,604

Stock Options

A summary of option activity under the Company’s equity incentive plans during the three months ended March 31, 2023 was as follows:

		Weighted	Weighted average remaining	Aggregate intrinsic
	Number of options	average exercise price	contractual life (years)	value (1) (in thousands)
Outstanding as of January 1, 2023	8,438,573	$6.00	8.40	$12,976
Granted	988,750	6.46
Exercised	(30,157)	3.57
Forfeited	(104,291)	11.33
Expired	(11,148)	16.33
Outstanding as of March 31, 2023	9,281,727	5.98	8.20	14,713
Vested and expected to vest as of March 31, 2023	9,281,727	5.98	8.20	14,713
Exercisable as of March 31, 2023	3,507,780	$4.50	7.22	$10,003

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of March 31, 2023.

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2023 and March 31, 2022 was $4.50 and $6.75, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 was $0.1 million.

As of March 31, 2023, there was $25.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.59 years.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(25,279)	$(20,164)
Denominator:
Weighted average number of common stock, basic and diluted	50,627,287	47,807,209
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.50)	$(0.42)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Outstanding options to purchase common stock	9,281,727	7,564,597

15. Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. The Company assesses the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where it has operations to determine the potential effect on its business and any assumptions it has made about its future taxable income. The Company cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on its business if they were to be enacted.

16. Related Party Transactions

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 53% of the Company’s outstanding voting stock as of March 31, 2023. Flagship historically provided management services to the Company, and the Company reimburses Flagship for certain expenses, including insurance and benefits, and related fees, and software licenses incurred on the Company’s behalf. For the three months ended March 31, 2023 and 2022, the Company incurred $0.2 million and $0.4 million, respectively, primarily for reimbursable expenses. These expenses are recorded as related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023 and December 31, 2022, there was an immaterial amount of outstanding payments due to Flagship.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to LARONDE, Inc. (“LARONDE”, formerly known as VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”), approximating $1.3 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income, which was recorded as a reduction of rental expense, of $0.6 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from LARONDE as of March 31, 2023 and December 31, 2022.

In September 2019, the Company sublet approximately 1,445 square feet of its 325 Vassar Street facility to Cygnal, which is an affiliate of Flagship, for two years. The lease term was to continue on a month-to-month basis until advanced notice is provided to the Company. Cygnal gave notice, terminated the agreement and vacated the property in May 2022. The rental rate for the sublease arrangement was equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, approximating $0.1 million per year. The sublessee was obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of less than $0.1 million for the three months ended 2022, which was recorded as a reduction of rental expenses. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from Cygnal as of March 31, 2023 and December 31, 2022.

Refer to other related party transactions as described in Note 9, Commitments and contingencies, Note 10, License agreements and Note 11, Collaboration agreement.

17. Employee Benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. On May 1, 2022, the Company began matching 50% of employee contributions of up to 6% of eligible compensation contributed on a pre-tax and/or Roth after-tax basis to the 401(k) Plan. During the three months ended March 31, 2023, the Company made matching contributions totaling $0.3 million. The Company made no contributions to the 401(k) Plan during the three months ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission, or SEC, on March 1, 2023 (the “2022 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the “Special Note Regarding Forward-Looking Statements” section of this Quarterly Report.

Overview

Omega Therapeutics is a clinical-stage biotechnology company pioneering a new class of programmable epigenomic mRNA medicines. Our OMEGA platform harnesses the power of epigenetics and our deep understanding of genomic architecture to precisely target and controllably modulate gene expression at the pre-transcriptional level to treat or cure diseases. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as nature's innate control system for gene expression. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, called Omega Epigenomic Controllers, or OECs, to target EpiZips for precision epigenomic control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions, including those with historically undruggable, intractable, and difficult-to-treat targets. Our pipeline currently consists of early-stage programs that span oncology, multigenic diseases including immunology, regenerative medicine, and select monogenic diseases.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $136.8 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In February 2023, we completed a registered direct offering of common stock pursuant to which we issued and sold 6,920,415 shares of our common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses.

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

In October 2022, we announced the first patient was dosed in the MYCHELANGELOTM I clinical trial. The Phase 1/2 MYCHELANGELO I trial is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of OTX-2002 as a monotherapy (Part 1) and in combination with standard of care therapies (Part 2) in patients with relapsed or refractory HCC and other solid tumor types known for association with the MYC oncogene. The study is expected to enroll patients at clinical trial sites in the United States, Asia, and Europe. Patient enrollment in the trial continues and we expect to share preliminary data from the monotherapy dose escalation portion of the study in 2023.

In November 2022, we announced that OTX-2002 was granted Orphan Drug Designation by the FDA for the treatment of HCC.

In March 2023, we entered into a Clinical Supply Agreement with Roche to evaluate OTX-2002 in combination with Roche’s anti-PD-L1 therapy, atezolizumab, in patients with advanced MYC-driven hepatocellular carcinoma as part of our Phase 1/2 MYCHELANGELO I clinical trial. Under the terms of this agreement, Roche will supply atezolizumab and Omega will evaluate the combination as part of the overall conduct of the trial.

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

Other income (expense), net

Interest income (expense), net

Interest expense primarily consists of interest payments as well as the amortization of the debt discount related to our loan and security agreement. Interest income consists of interest earned from our marketable securities and money market accounts.

Other expense, net

Other expense, net primarily consists of foreign exchange gains and losses on invoices paid, as well as remeasurement gains and losses associated with changes in the fair value of the success fee obligation related to our loan and security agreement, as amended. Until settlement, fluctuations in the fair value of our success fee obligation are based on the remeasurement at each reporting period.

Results of operations

Comparison for the three months ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in thousands of dollars and as a percentage.

	Three Months Ended March 31,		$ Increase /
	2023	2022	(Decrease)	% Change
Collaboration revenue from related party	$516	$268	$248	100%
Operating expenses:
Research and development	19,968	14,191	5,777	41%
General and administrative	5,954	5,406	548	10%
Related party expense, net	412	630	(218)	(35)%
Total operating expenses	26,334	20,227	6,107	30%
Loss from operations	(25,818)	(19,959)	5,859	29%
Other income (expense), net:
Interest income (expense), net	682	(155)	(837)	(540)%
Other expense, net	(143)	(50)	93	186%
Total other income (expense), net	539	(205)	(744)	(363)%
Net loss	$(25,279)	$(20,164)	$5,115

Revenue

Revenue of $0.5 million and $0.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively, consisted of reimbursement of research costs incurred in connection with the collaboration agreement with PMCo.

Research and development expenses

Research and development expenses increased by $5.8 million to $20.0 million for the three months ended March 31, 2023, from $14.2 million for the three months ended March 31, 2022. The $5.8 million increase was primarily driven by an increase of $3.2 million in personnel-related expenses, including stock-based compensation to support business growth, an increase of $1.4 million in external manufacturing costs and study costs in support of the advancement of our programs, and an increase of $1.2 million in clinical development costs.

General and administrative expenses

General and administrative expenses increased by $0.6 million to $6.0 million for the three months ended March 31, 2023, from $5.4 million for the three months ended March 31, 2022. The $0.6 million increase was primarily driven by an increase of $0.7 million in personnel-related expenses, including recruiting fees and stock-based compensation to support business growth and an increase in professional fees of $0.1 million, offset by a decrease in $0.2 million in facilities expense.

Related party expense, net

Related party expense, net was $0.4 million for the three months ended March 31, 2023 and $0.6 million for the three months ended March 31, 2022. During the three months ended March 31, 2023 and March 31, 2022, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space, other reimbursable expenses to Flagship, and certain fees payable to our non-employee directors, offset by the income earned from our sublessees.

Interest income (expense), net

Interest income, net was $0.7 million for the three months ended March 31, 2023 and interest expense, net was $0.2 million for the three months ended March 31, 2022. The $0.9 million increase in interest income was attributed to an increase in interest income earned on corporate debt securities during the three months ended March 31, 2023.

Other expense, net

Other expense, net was $0.1 million for the three months ended March 31, 2023 and less than $0.1 million in the three months ended March 31, 2022. The increase in other expense was primarily due to the change in fair value of the success fee obligation.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any products, and we do not expect to generate product revenue for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, including our IPO and registered direct offering, and borrowings under our loan and security agreement.

In August 2021, we completed our IPO pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In February 2023, we completed a registered direct offering of common stock pursuant to which we issued and sold 6,920,415 shares of our common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(28,111)	$(23,350)
Net cash provided by (used in) investing activities	22,050	(57,567)
Net cash provided by financing activities	39,987	83
Net change in cash, cash equivalents, and restricted cash	33,926	(80,834)

Operating activities

Net cash used in operating activities totaled $28.1 million for the three months ended March 31, 2023 compared to $23.4 million for the three months ended March 31, 2022. The $4.7 million increase in operating cash outflows was primarily attributable to $5.1 million higher net loss recognized during the three months ended March 31, 2023, partially offset by higher non-cash stock-based compensation expense.

Investing activities

Net cash provided by investing activities totaled $22.1 million for the three months ended March 31, 2023 compared to net cash used in investing activities of $57.6 million for the three months ended March 31, 2022. The increase was primarily attributable to proceeds from maturities of marketable securities and lower purchases of marketable securities.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 consisted primarily of the proceeds from our registered direct offering in February 2023, net of issuance costs. Net cash provided by financing activities for the three months ended March 31, 2022 consisted primarily of the proceeds from the exercise of stock options.

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

In December 2021, we entered into an amendment to the Loan Agreement, or Fourth Amendment, in which PWB made an additional term loan to us in an aggregate principal amount of $20.0 million. The proceeds of the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million, and the remaining cash proceeds of $8.0 million were used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan is September 30, 2025, and it will be repaid beginning on September 30, 2023 in twenty-four equal monthly installments, including interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. As of March 31, 2023, the interest rate applicable to the term loan was 8.50% and the interest payment on the outstanding term loan was approximately $0.1 million per month.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, we are subject to certain affirmative and negative covenants to which we will remain subject to until maturity.

Funding requirements

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $136.8 million. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and conduct clinical trials for OTX-2002 and any other product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources.

Contractual obligations

There have been no material changes to our contractual obligations as of March 31, 2023 from those disclosed in our 2022 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 10-K.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 - Summary of Significant Accounting Policies in the notes to the audited financial statements included in our 2022 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, including net losses of $102.7 million and $68.3 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $262.5 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for and conducting clinical trials of our product candidates.

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

We continue to need additional capital beyond the proceeds of our IPO and February 2023 registered direct offering to fund our planned preclinical development and clinical trials, and to develop new product candidates, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to initiate or complete clinical trials, or seek regulatory approvals, of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

Our existing cash, cash equivalents and marketable securities as of March 31, 2023 will not be sufficient to fund all of our efforts that we plan to undertake. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because most of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

As of March 31, 2023, we had $20.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is September 30, 2025, and we will be required to begin repayment of the loan in 24 equal monthly payments beginning on September 30, 2023. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Pursuant to the terms of the Loan Agreement, interest payment on the outstanding term loan is approximately $0.1 million per month, and we are required to pay a success fee of up to $0.2 million upon the occurrence of a specified liquidity event. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires certain disclosures to California individuals, affords such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our CROs or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Risks Related to Commercialization

We are very early in our development efforts. Most of our product candidates are in preclinical development or discovery and we received FDA clearance for our IND application for OTX-2002 and have initiated the associated clinical trial. It will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

The COVID-19 pandemic has impacted, and may continue to impact, our operations and may materially and adversely affect our business and financial results in the future.

The COVID-19 pandemic continues to evolve, and we cannot predict how the pandemic and any preventative measures could impact our ability to conduct our business and our product candidate development programs. Any severe disruptions in our operations as a result could negatively impact our business, results of operations, and financial condition.

The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the COVID-19 pandemic and resurgence of COVID-19 or the emergence of new strains of COVID-19. The impact to our operations due to the COVID-19 pandemic could be severe and could negatively affect our business, financial condition, and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section.

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

We have taken advantage of reduced reporting burdens in our Annual Reports on Form 10-K and intend to continue to do so in the future. In particular, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as an exemption from providing three years of audited financial statements and executive compensation information. If we qualify as a smaller reporting company because we meet the revenue limits under the definition of a smaller reporting company, we will be a “low-revenue smaller reporting company.” Low-revenue smaller reporting companies are not required to obtain an external audit on the effectiveness of their internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. These exemptions and reduced disclosures may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers, CDMOs, or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common stock may be adversely affected.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation.	8-K	001-40657	3.1	08/03/2021

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.2	08/03/2021

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

10.1	Securities Purchase Agreement between Omega Therapeutics, Inc. and the purchasers identified therein, dated February 22, 2023.					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omega Therapeutics, Inc.

Date: May 4, 2023	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer
(Principal executive officer)

Date: May 4, 2023	By:	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal financial and accounting officer)