Form 10-Q
period 2023-06-30
Omega Therapeutics, Inc.
filed 2023-08-03
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-40657

Omega Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3247585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 First Street Suite 501 Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

(617) 949-4360

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OMGA	The Nasdaq Global Select Market

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

As of August 1, 2023, the registrant had 55,138,695 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, the sufficiency of our cash, cash equivalents and marketable securities to fund our operating expenses and capital expenditure requirements, our ability to continue as a going concern, business strategy, product candidate development, prospective products, product candidate approvals, research and development activities and costs, future revenue, timing and likelihood of success of our business plans, plans and objectives of management, future results and timing of clinical trials, treatment potential of our product candidates, and the market potential of our product candidates are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising required funds. This raises substantial doubt about the Company's ability to continue as a going concern.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Omega Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$105,537	$70,615
Marketable securities	7,444	54,063
Accounts receivable, due from related party	1,201	618
Prepaid expenses and other current assets	10,746	12,294
Total current assets	124,928	137,590
Property and equipment, net	5,530	4,195
Operating lease right-of-use assets, net	98,073	3,668
Restricted cash	341	341
Other assets	150	204
Total assets	$229,022	$145,998
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,325	$3,107
Accrued expenses	7,199	13,841
Other current liabilities	616	159
Lease liabilities, current	11,183	1,524
Long-term debt, current portion	8,333	3,333
Total current liabilities	33,656	21,964
Lease liabilities, non-current	87,484	1,120
Long-term debt, net	11,623	16,603
Other liabilities	340	340
Total liabilities	133,103	40,027
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 55,136,908 and 48,072,517 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	55	48
Additional paid-in capital	388,207	343,608
Accumulated other comprehensive loss	(171)	(479)
Accumulated deficit	(292,172)	(237,206)
Total stockholders’ equity	95,919	105,971
Total liabilities and stockholders’ equity	$229,022	$145,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue from related party	$759	$476	$1,274	$743
Operating expenses:
Research and development	25,012	19,387	44,979	33,659
General and administrative	6,206	6,202	12,160	11,336
Related party expense, net	381	741	793	1,562
Total operating expenses	31,599	26,330	57,932	46,557
Loss from operations	(30,840)	(25,854)	(56,658)	(45,814)
Other income (expense), net:
Interest income (expense), net	957	(55)	1,639	(210)
Other income (expense), net	196	(3)	53	(52)
Total other income (expense), net	1,153	(58)	1,692	(262)
Net loss	$(29,687)	$(25,912)	$(54,966)	$(46,076)
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.54)	$(0.54)	$(1.04)	$(0.96)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	55,071,469	47,849,639	52,861,655	47,828,594
Comprehensive loss:
Net loss	$(29,687)	$(25,912)	$(54,966)	$(46,076)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	57	(147)	308	(944)
Comprehensive loss	$(29,630)	$(26,059)	$(54,658)	$(47,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2023	48,072,517	$48	$343,608	$(479)	$(237,206)	$105,971
Issuance of common stock for registered direct offering, net of issuance costs	6,920,415	7	39,720	—	—	39,727
Issuance of common stock for options exercised	30,157	—	108	—	—	108
Other comprehensive gain	—	—	—	251	—	251
Stock-based compensation	—	—	2,222	—	—	2,222
Net loss	—	—	—	—	(25,279)	(25,279)
As of March 31, 2023	55,023,089	$55	$385,658	$(228)	$(262,485)	$123,000
Issuance of common stock for options exercised	113,819	—	371	—	—	371
Other comprehensive gain	—	—	—	57	—	57
Stock-based compensation	—	—	2,178	—	—	2,178
Net loss	—	—	—	—	(29,687)	(29,687)
As of June 30, 2023	55,136,908	$55	$388,207	$(171)	$(292,172)	$95,919

	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2022	47,793,469	$48	$335,147	$(62)	$(134,505)	$200,628
Issuance of common stock for options exercised	46,576	—	83	—	—	83
Other comprehensive loss	—	—	—	(797)	—	(797)
Stock-based compensation	—	—	1,604	—	—	1,604
Net loss	—	—	—	—	(20,164)	(20,164)
As of March 31, 2022	47,840,045	$48	$336,834	$(859)	$(154,669)	$181,354
Issuance of common stock for options exercised	12,463	—	35		—	35
Other comprehensive loss	—	—	—	(147)	—	(147)
Stock-based compensation	—	—	2,054		—	2,054
Net loss	—	—	—	—	(25,912)	(25,912)
As of June 30, 2022	47,852,508	$48	$338,923	$(1,006)	$(180,581)	$157,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	(54,966)	$(46,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	705	786
Amortization of debt issuance costs and debt discount	20	23
Amortization of operating lease right-of-use assets	2,421	1,768
Accretion of discounts on marketable securities	(206)	633
Change in fair value of success fee obligation	82	13
Gain on disposal of fixed assets	(232)	—
Stock-based compensation expense	4,400	3,657
Changes in operating assets and liabilities:
Accounts receivable due from related party	(583)	(325)
Prepaid expenses and other current assets	791	(5,126)
Other assets	(350)	(2,944)
Accounts payable	3,211	541
Accrued expenses and other current liabilities	(5,809)	(1,716)
Other liabilities	(867)	(677)
Net cash used in operating activities	(51,383)	(49,443)
Investing activities
Purchases of property and equipment	(1,034)	(760)
Purchases of marketable securities	(19,768)	(57,415)
Proceeds from maturities of marketable securities	66,901	11,875
Net cash provided by (used in) investing activities	46,099	(46,300)
Financing activities
Proceeds from equity offering	40,000	—
Payments of equity offering costs	(273)	—
Proceeds from issuance of common stock under equity incentive plans	479	118
Net cash provided by financing activities	40,206	118
Net change in cash, cash equivalents and restricted cash	34,922	(95,625)
Cash, cash equivalents and restricted cash—beginning of period	70,956	186,823
Cash, cash equivalents and restricted cash—end of period	$105,878	$91,198
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$105,537	$90,857
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$105,878	$91,198
Supplemental disclosures of cash flow information
Cash paid for interest	$822	$521
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$368	$380

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

The Company expects that its cash, cash equivalents and marketable securities of $113.0 million at June 30, 2023 will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2024. The Company has had recurring losses since inception and incurred a loss of $55.0 million during the six months ended June 30, 2023. Net cash used in operations for the six months ended June 30, 2023 was $51.4 million. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. Additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, the Company may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about the Company's ability to continue as a going concern.

The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the unaudited condensed financial statements have been prepared on a basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Significant Risks and Uncertainties Related to Macroeconomic Conditions

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. In addition, unstable market and economic conditions and further disruption created by COVID-19 or other pandemics may have serious adverse consequences on our business, financial condition and results of operations.

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

The results for the six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the Company’s audited financial statements included in the 2022 10-K. There was no significant change of accounting policy during the six months ended June 30, 2023.

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

3. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	June 30, 2023
	Amortized cost	Gross unrealized losses	Fair value
Marketable securities	$7,615	$(171)	$7,444

	December 31, 2022
	Amortized cost	Gross unrealized losses	Fair value
Marketable securities	$54,542	$(479)	$54,063

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2023, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the six months ended June 30, 2023 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the year.

As of June 30, 2023, the Company did not intend to sell, and was more than likely not required to sell, the marketable securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at June 30, 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Clinical development	$4,468	$5,232
Rent	2,123	1,857
Other receivables	1,661	1,180
Research and development	1,608	2,072
Other	441	776
Insurance	287	1,020
Software	158	157
Prepaid expenses and other current assets	$10,746	$12,294

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Lab equipment	$6,190	$6,121
Furniture and fixtures	1,636	1,093
Leasehold improvements	1,464	1,378
Computer equipment	1,101	190
Construction in process	771	827
Total property and equipment	11,162	9,609
Less accumulated depreciation	(5,632)	(5,414)
Property and equipment, net	$5,530	$4,195

Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.3 million and $0.4 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $0.7 million and $0.8 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Employee related expenses	$2,638	$4,368
Research costs	1,550	3,876
Professional and consulting fees	1,338	743
Manufacturing costs	1,203	4,303
Facilities costs	356	—
Interest	102	122
Other	12	429
Total	$7,199	$13,841

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

As of June 30, 2023, $8.3 million of the net carrying amount of the term loan was classified as short-term and $11.6 million was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Principal	$20,000	$20,000
Unamortized debt discount	(44)	(64)
Net carrying amount	$19,956	$19,936

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 8.93% for the period from the date of issuance through June 30, 2023. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$447	$279	$867	$554
Amortization of debt issuance costs and debt discount	9	12	20	24

Total interest expense	$456	$291	$887	$578

At June 30, 2023 and December 31, 2022, accrued interest on the term loan was $102 thousand and $121 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2023 (remaining 6 months)	$3,333
2024	10,000
2025	6,667
Total	$20,000

8. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents and restricted cash are measured through quoted market prices; the fair value of the Company's marketable securities is determined based on the pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Other current assets, accounts payable and accrued liabilities approximate their fair values as of June 30, 2023 and December 31, 2022, due to their short-term nature. The carrying value of the Company’s debt approximates its fair value due to its variable interest rate, which approximates a market interest rate. The success fee obligation associated with the Loan Agreement, as amended, contains unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the success fee obligation is measured at its fair value on a recurring basis using unobservable inputs.

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$42,176	$—	$—	$42,176
Corporate debt securities	—	7,444	—	7,444
Total	$42,176	$7,444	$—	$49,620

Financial Liabilities
Success fee obligation	$—	$—	$200	$200

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$25,776	$—	$—	$25,776
Corporate debt securities	—	54,063	—	54,063
Total	$25,776	$54,063	$—	$79,839

Financial Liabilities
Success fee obligation	$—	$—	$118	$118

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

As of June 30, 2023, the Company determined it was 100% probable of achieving the specified liquidity event and therefore accrued the full amount of the success fee obligation. The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligation as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Discount rate	0.0%	8.0%
Expected timing of achieving liquidity events (years)	0	0.3 - 1.3
Probability of achieving liquidity events	100%	75% -25%

The following table provides a roll-forward of the fair values of the Company’s success fee obligation for which fair value is determined by Level 3 inputs (in thousands):

Success fee obligation from the Fourth Amendment
Fair value at January 1, 2023	$118
Change in fair value	82
Fair value at June 30, 2023	$200

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

20 Acorn Park Drive

On July 13, 2020, the Company entered into a Shared Space Arrangement (the Arrangement) with Senda Biosciences, Inc. (“Senda”, also formerly known as Kintai Therapeutics, Inc.) to share one-third of Senda’s 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Senda is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The Arrangement commenced on August 1, 2020, and was set to expire on July 31, 2022 with two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. In January 2022, the Company entered into an amendment to the Arrangement with Senda to exercise the option to renew the lease term for another 12 months. The lease term expired in July 2023. The Company also modified certain provisions related to the extension term. In connection with the modifications in the amendment, the Company made an upfront payment of $2.9 million in January of 2022, to cover the rent payments for the extended lease term. Additionally, upon the expiration of the extended lease term, the Company will receive $0.65 million from Senda for all furniture, fixtures and equipment owned by the Company that will remain at the lease property. The net book value of these assets was determined to be $0.42 million, and the Company recognized a gain on this disposal of $0.23 million in June of 2023 since the assets are no longer in service.

140 First Street (formerly known as One Charles Park)

On November 4, 2021, the Company entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts, 02142. The lease includes two phases. Phase 1 includes approximately 78,380 rentable square feet. Phase 2 includes 10,866 rentable square feet in a separate suite. In accordance with the lease agreement, the Company paid $0.8 million upon the execution of the lease, which has offset the first month's rent as the Company took occupancy of the Phase 1 space in May of 2023. Phase 2 of the lease for Suite 105 has not yet commenced as of June 30, 2023.

On May 3, 2023, the Company entered into a first amendment to the lease to, among other things, delay the delivery date of part of the premises, increase the initial base rent by $1.00 per rentable square foot per year, and change the address. The operating lease for the fifth floor premises commenced on May 1, 2023 for accounting purposes, and has a term of fifteen years, subject to certain extension rights. The base rent for the leased space is $116.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first full payment of rent under the lease. The operating lease includes a tenant improvement allowance of $300 per rentable square foot that is incorporated into the base rent payments, as well as an additional improvement allowance that is required to be repaid to the landlord as additional monthly rent over the lease term at an interest rate of 8%.

On July 11, 2023 and July 12, 2023 the Company entered into three Shared Space Arrangements with related parties, pursuant to which the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space at 140 First Street. See Note 18 Subsequent Events for additional details.

Disclosures under Topic 842

As of June 30, 2023, operating lease right-of-use assets, net were $98.1 million, which were recorded separately on the Company’s condensed consolidated balance sheet. The corresponding operating lease liabilities were $98.7 million as of June 30, 2023, of which $11.2 million were recorded in current liabilities and $87.5 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.

The right-of-use assets represent the Company’s right to use an underlying asset during the lease term and the related lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Both the right-of-use assets and the corresponding liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate based on the interest rate from the amended Term Loan, which was fully collateralized, as well as a term matched secured market rate.

The following table summarizes the components of lease expense for the six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease expense	$2,997	$969	$3,966	$1,882
Variable lease expense	684	490	899	901
Total lease expense	$3,681	$1,459	$4,865	$2,783

The variable lease expenses generally include common area maintenance, utilities and property taxes. For the three and six months ended June 30, 2023, $2.9 million and 3.8 million, respectively of lease expense was recorded within research and development expenses and $0.8 million and $1.1 million, respectively was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2022, $1.0 million and $2.0 million of lease expense, respectively was recorded within research and development expenses and $0.4 million and $0.7 million, respectively was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. There were no short-term lease costs incurred during the six months ended June 30, 2023 and June 30, 2022.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	As of	As of
	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	15.0	1.8
Weighted average discount rate	8.9%	5.5%

Supplemental cash flow information relating to the Company's leases for the six months ended June 30, 2023 and June 30, 2022 were as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$776	$1,712
Operating lease assets obtained in exchange for lease liabilities	$96,979	$4,393

As of June 30, 2023, the estimated minimum lease payments for 140 First Street, 325 Vassar and 20 Acorn Park for each of the years ending December 31 were as follows (in thousands):

2023 (remaining 6 months)	$5,781
2024	11,375
Thereafter	165,718
Total minimum lease payments	182,874
Less: Imputed interest	(84,207)
Present value of operating lease liabilities	$98,667

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

For the six months ended June 30, 2023 and 2022, the Company recognized expenses of $0.2 million, and less than $0.1 million, respectively for the license maintenance fees and milestone payments. There was no outstanding payment due to WIBR as of June 30, 2023 and December 31, 2022.

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

For the six months ended June 30, 2023 and 2022, the Company recorded an aggregate of $0.2 million and $0.3 million of research and development expenses, respectively, consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, material costs and reimbursable costs.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. There were no milestones triggered, and no milestone expense was recorded related to Acuitas for the six months ended June 30, 2023 and June 30, 2022. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

Under the terms of the Nitto Agreement, the Company has made an upfront cash payment of $1.0 million, and developmental milestone payments of $1.0 million to Nitto in 2022. Both payments have been recorded as research and development expenses. The Company is also required to make up to $83.0 million in future payments to Nitto based upon the achievement of specified development, regulatory and sales milestones. There were no milestones triggered, and no expense was recorded related to Nitto for the six months ended June 30, 2023. The Company is also obligated to pay to Nitto tiered, single-digit percentage royalties on a country-by-country basis based on net sales of the licensed product, subject to reduction in specified circumstances. As such, when these expenses are considered probable and estimable, the Company will accrue expense for the amount the Company is obligated.

During the six months ended June 30, 2023, the Company recorded an aggregate of $1.4 million of research and development expenses consisting of material costs, costs of services performed by Nitto, and reimbursable costs.

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

The total transaction price at June 30, 2023 was determined to be $5.4 million based on the current estimated required efforts to fulfill the performance obligation. This total includes an increase of $1.9 million resulting from an amendment agreed upon with PMCo in the fourth quarter of 2022. As of June 30, 2023, the remaining transaction price was estimated to be $1.5 million, which is expected to be recognized as revenue through 2023.

The Company recognized funded research and collaboration revenue of $0.8 million and $1.3 million in the condensed consolidated statement of operations and comprehensive loss during three and six months ended June 30, 2023, respectively. Additionally, the Company recognized less than $0.1 million and $0.4 million, in current deferred revenue for the three and six months ended June 30, 2023, respectively, based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, the Company is entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of June 30, 2023, the Company determined that the proceeds from such transaction was not probable of recognition.

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

As of June 30, 2023, the Company has reserved an aggregate of 6,306,182 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 3,949,264 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

13. Equity Incentive Plan

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of June 30, 2023, there were no shares available for future grants under the 2017 Plan and a total of 3,949,264 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved, the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of June 30, 2023, there were 2,356,918 shares available for future grants under the 2021 Plan, and a total of 5,243,409 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,112	$978	$2,265	$1,802
General and administrative	1,066	1,076	2,135	1,855
Total stock-based compensation expense	$2,178	$2,054	$4,400	$3,657

Stock Options

A summary of option activity under the Company’s equity incentive plans during the six months ended June 30, 2023 was as follows:

		Weighted	Weighted average remaining	Aggregate intrinsic
	Number of options	average exercise price	contractual life (years)	value (1) (in thousands)
Outstanding as of January 1, 2023	8,438,573	$6.00	8.40	$12,976
Granted	1,222,576	6.66
Exercised	(143,976)	3.33
Forfeited	(463,621)	9.19
Expired	(40,621)	14.98
Outstanding as of June 30, 2023	9,012,931	5.93	8.09	12,089
Vested and expected to vest as of June 30, 2023	9,012,931	5.93	8.09	12,089
Exercisable as of June 30, 2023	4,005,167	$4.52	7.16	$9,930

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of June 30, 2023.

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 was $4.60 and $5.68, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 was $0.7 million.

As of June 30, 2023, there was $22.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(29,687)	$(25,912)	$(54,966)	$(46,076)
Denominator:
Weighted average number of common stock, basic and diluted	55,071,469	47,849,639	52,861,655	47,828,594
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.54)	$(0.54)	$(1.04)	$(0.96)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Outstanding options to purchase common stock	9,012,931	8,036,662

15. Income Taxes

During the three and six months ended June 30, 2023 and 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

16. Related Party Transactions

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 53% of the Company’s outstanding voting stock as of June 30, 2023. Flagship historically provided management services to the Company, and the Company reimburses Flagship for certain expenses, including insurance and benefits, and related fees, and software licenses incurred on the Company’s behalf. For the three months ended June 30, 2023 and 2022, the Company incurred $0.2 million and $0.4 million, respectively, primarily for reimbursable expenses. For the six months ended June 30, 2023 and 2022, the Company incurred $0.4 million and $0.8 million, respectively, primarily for reimbursable expenses. These expenses are recorded as related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, there was an immaterial amount of outstanding payments due to Flagship.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to LARONDE, Inc. (“LARONDE”, formerly known as VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”), approximating $1.3 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income, which was recorded as a reduction of rental expense, of $1.2 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from LARONDE as of June 30, 2023 and December 31, 2022.

In September 2019, the Company sublet approximately 1,445 square feet of its 325 Vassar Street facility to Cygnal, which is an affiliate of Flagship, for two years. The lease term was to continue on a month-to-month basis until advanced notice is provided to the Company. Cygnal gave notice, terminated the agreement and vacated the property in May 2022. The rental rate for the sublease arrangement was equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, approximating $0.1 million per year. The sublessee was obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of less than $0.1 million for the six months ended June 30, 2022, which was recorded as a reduction of rental expenses. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from Cygnal as of June 30, 2023 and December 31, 2022.

Refer to other related party transactions as described in Note 9, Commitments and contingencies, Note 10, License agreements and Note 11, Collaboration agreement.

17. Employee Benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. On May 1, 2022, the Company began matching 50% of employee contributions of up to 6% of eligible compensation contributed on a pre-tax and/or Roth after-tax basis to the 401(k) Plan. During the six months ended June 30, 2023, the Company made matching contributions totaling $0.4 million. The Company made no contributions to the 401(k) Plan during the six months ended June 30, 2022.

18. Subsequent Events

On July 11, 2023, the Company entered into a Shared Space Arrangement with Apriori Bio, Inc. (“Apriori”), and on July 12, 2023, the Company entered into two Shared Space Arrangements (the three Shared Space Arrangements, collectively, the “Subleases”) with Metaphore Biotechnologies, Inc. (“Metaphore”) and Flagship Labs 89, Inc. (“Labs” and, together with Metaphore and Apriori, the “Subtenants”), pursuant to which the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts, 02141 (the “Premises”). The Company leases an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at the Premises pursuant to its lease (the “Lease”) with ARE-MA Region No. 94, LLC (the “Landlord”). Metaphore, Apriori and Labs are affiliates of Flagship Pioneering, a significant stockholder of the Company.

The term of the Sublease with Metaphore and Labs will begin on August 1, 2023 and end on August 31, 2025, and the term of the Sublease with Apriori will begin on September 1, 2023 and end on September 30, 2025. The Subleases provide that the Subtenants will pay to the Company a monthly license fee that is a proportionate share of the actual base rent, operating expenses and other costs for the use and occupancy of the subleased portion of the Premises charged by the Landlord under the Lease and paid by the Company. Such proportionate share will be 12.0%, 8.4% and 8.4% for Metaphore, Apriori and Labs, respectively. The Company may terminate each Sublease and require the applicable Subtenant to immediately vacate the Premises if such Subtenant causes a default under the Lease, is in default of any provision in the applicable Sublease or acts in a manner deemed by the Company, in its sole discretion, as dangerous or threatening. The Subleases contain customary covenants, obligations and indemnities in favor of either party.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $113.0 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In February 2023, we completed a registered direct offering of common stock pursuant to which we issued and sold 6,920,415 shares of our common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses.

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

In October 2022, we announced the first patient was dosed in the MYCHELANGELOTM I clinical trial. The Phase 1/2 MYCHELANGELO I trial is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of OTX-2002 as a monotherapy (Part 1) and in combination with standard of care therapies (Part 2) in patients with relapsed or refractory HCC and other solid tumor types known for association with the MYC oncogene. The study is expected to enroll patients at clinical trial sites in the United States, Asia, and Europe. Patient enrollment in the trial continues and we expect to share preliminary data from the monotherapy dose escalation portion of the study in the fourth quarter of 2023.

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

Significant Risks and Uncertainties Related to Macroeconomic Conditions and COVID-19

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. Unstable market and economic conditions and further disruption created by COVID-19 or other pandemics may have serious adverse consequences on our business, financial condition and results of operations.

To date, we have not experienced material business disruptions as a result of the COVID-19 pandemic.

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

Results of operations

Comparison for the three months ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in thousands of dollars and as a percentage.

	Three Months Ended June 30,		$ Increase /
	2023	2022	(Decrease)	% Change
Collaboration revenue from related party	$759	$476	$283	59%
Operating expenses:
Research and development	25,012	19,387	5,625	29%
General and administrative	6,206	6,202	4	0%
Related party expense, net	381	741	(360)	(49)%
Total operating expenses	31,599	26,330	5,269	20%
Loss from operations	(30,840)	(25,854)	4,986	19%
Other income (expense), net:
Interest income (expense), net	957	(55)	1,012	NM
Other income (expense), net	196	(3)	199	NM
Total other income (expense), net	1,153	(58)	1,211	NM
Net loss	$(29,687)	$(25,912)	$3,775

Revenue

Revenue of $0.8 million and $0.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively, consisted of reimbursement of research costs incurred in connection with the collaboration agreement with PMCo.

Research and development expenses

Research and development expenses increased by $5.6 million to $25.0 million for the three months ended June 30, 2023, from $19.4 million for the three months ended June 30, 2022. The $5.6 million increase was primarily driven by an increase of $1.7 million in facilities expense, an increase of $1.5 million in personnel-related expenses, including stock-based compensation to support business growth, an increase of $1.4 million in clinical development costs, and an increase of $1.0 million in external manufacturing costs and study costs in support of the advancement of our programs.

General and administrative expenses

General and administrative expenses were $6.2 million for the three months ended June 30, 2023 and 2022. The increase of less than $0.1 million was driven by an increase of $0.3 million in facilities expense, and an increase in consulting fees of $0.1 million, offset by a decrease of $0.4 million in personnel-related expenses, including recruiting fees and stock-based compensation to support business growth.

Related party expense, net

Related party expense, net was $0.4 million for the three months ended June 30, 2023 and $0.7 million for the three months ended June 30, 2022. During the three months ended June 30, 2023 and June 30, 2022, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space, other reimbursable expenses to Flagship, and certain fees payable to our non-employee directors, offset by the income earned from our sublessees.

Interest income (expense), net

Interest income, net was $1.0 million for the three months ended June 30, 2023 and interest expense, net was less than $0.1 million for the three months ended June 30, 2022. The $1.0 million increase in interest income, net was attributed to an increase in interest income earned from marketable securities and money market accounts during the three months ended June 30, 2023 due to an increase in interest rates.

Other income (expense), net

Other income, net was $0.2 million for the three months ended June 30, 2023 and other expense, net was less than $0.1 million for the three months ended June 30, 2022. The increase in other income, net for the three months ended June 30, 2023 was due to a gain on disposal of fixed assets.

Comparison for the six months ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the six months ended June 30, 2023 and 2022, together with the changes in those items in thousands of dollars and as a percentage.

	Six Months Ended June 30,		$ Increase /
	2023	2022	(Decrease)	% Change
Collaboration revenue from related party	$1,274	$743	$531	71%
Operating expenses:
Research and development	44,979	33,659	11,320	34%
General and administrative	12,160	11,336	824	7%
Related party expense, net	793	1,562	(769)	(50)%
Total operating expenses	57,932	46,557	11,375	24%
Loss from operations	(56,658)	(45,814)	10,844	24%
Other income (expense), net:
Interest income (expense), net	1,639	(210)	1,849	NM
Other income (expense), net	53	(52)	105	NM
Total other income (expense), net	1,692	(262)	1,954	NM
Net loss	$(54,966)	$(46,076)	$8,890

Revenue

Revenue of $1.3 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively, consisted of reimbursement of research costs incurred in connection with the collaboration agreement with PMCo.

Research and development expenses

Research and development expenses increased by $11.3 million to $45.0 million for the six months ended June 30, 2023, from $33.7 million for the six months ended June 30, 2022. The $11.3 million increase was primarily driven by an increase of $4.6 million in personnel-related expenses, including stock-based compensation to support business growth, an increase of $2.5 million in clinical development costs, an increase of $2.2 million in external manufacturing costs and study costs in support of the advancement of our programs, and an increase of $2.0 million in facilities expense.

General and administrative expenses

General and administrative expenses increased by $0.8 million to $12.2 million for the six months ended June 30, 2023, from $11.3 million for the six months ended June 30, 2022. The $0.8 million increase was primarily driven by an increase of $0.3 million in personnel-related expenses, including recruiting fees and stock-based compensation to support business growth, an increase in professional and consulting fees of $0.3 million, and an increase of $0.2 million in facilities expense.

Related party expense, net

Related party expense, net was $0.8 million for the six months ended June 30, 2023 and $1.6 million for the six months ended June 30, 2022. During the six months ended June 30, 2023 and June 30, 2022, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space, other reimbursable expenses to Flagship, and certain fees payable to our non-employee directors, offset by the income earned from our sublessees.

Interest income (expense), net

Interest income, net was $1.6 million for the six months ended June 30, 2023 and interest expense, net was $0.2 million for the six months ended June 30, 2022. The $1.8 million increase in interest income, net was attributed to an increase in interest income earned from marketable securities and money market accounts during the six months ended June 30, 2023 due to an increase in interest rates.

Other income (expense), net

Other income, net was less than $0.1 million for the six months ended June 30, 2023 and other expense, net was less than $0.1 million for the six months ended June 30, 2022. The increase in other income, net for the six months ended June 30, 2023 was due to a gain on disposal of fixed assets.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(51,383)	$(49,443)
Net cash provided by (used in) investing activities	46,099	(46,300)
Net cash provided by financing activities	40,206	118
Net change in cash, cash equivalents, and restricted cash	34,922	(95,625)

Operating activities

Net cash used in operating activities totaled $51.4 million for the six months ended June 30, 2023 compared to $49.4 million for the six months ended June 30, 2022. The $1.9 million increase in operating cash outflows was primarily attributable to $8.9 million higher net loss recognized during the six months ended June 30, 2023, primarily offset by a decrease in prepaid expenses and other current assets.

Investing activities

Net cash provided by investing activities totaled $46.1 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $46.3 million for the six months ended June 30, 2022. The increase in cash provided was primarily attributable to proceeds from maturities of marketable securities and lower purchases of marketable securities.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of the proceeds from our registered direct offering in February 2023, net of issuance costs. Net cash provided by financing activities for the six months ended June 30, 2022 consisted primarily of the proceeds from the exercise of stock options.

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

In December 2021, we entered into an amendment to the Loan Agreement, or Fourth Amendment, in which PWB made an additional term loan to us in an aggregate principal amount of $20.0 million. The proceeds of the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million, and the remaining cash proceeds of $8.0 million were used for general working capital and for capital expenditures purposes. The maturity date of the additional term loan is September 30, 2025, and it will be repaid beginning on September 30, 2023 in twenty-four equal monthly installments, including interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. As of June 30, 2023, the interest rate applicable to the term loan was 8.75% and the interest payment on the outstanding term loan was approximately $0.1 million per month.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, we are subject to certain affirmative and negative covenants to which we will remain subject to until maturity.

Funding requirements

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $113.0 million. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and conduct clinical trials for OTX-2002 and any other product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. However, we have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. We have had recurring losses since inception and we expect to continue to generate operating losses and use cash in operations for the foreseeable future. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, the Company may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about the Company's ability to continue as a going concern.

Contractual obligations

There have been no material changes to our contractual obligations as of June 30, 2023 from those disclosed in our 2022 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, including net losses of $102.7 million and $68.3 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $292.2 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for and conducting clinical trials of our product candidates.

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

Our existing cash, cash equivalents and marketable securities as of June 30, 2023 will not be sufficient to fund all of our efforts that we plan to undertake. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, as noted below, we have identified conditions and events about our ability to continue as a going concern. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because most of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $113.0 million. Based on our current operating plans, we believe we will have sufficient funds to meet our obligations into the third quarter of 2024. However, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

Moreover, these factors raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within one year after the issuance of such financial statements. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

As of June 30, 2023, we had $20.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is September 30, 2025, and we will be required to begin repayment of the loan in 24 equal monthly payments beginning on September 30, 2023. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Pursuant to the terms of the Loan Agreement, interest payment on the outstanding term loan is approximately $0.1 million per month, and we are required to pay a success fee of up to $0.2 million upon the occurrence of a specified liquidity event. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, with the aim to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The resulting new legislation will determine how aligned the UK clinical trials regime is with (EU) CTR. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation.	8-K	001-40657	3.1	08/03/2021

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.2	08/03/2021

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

10.1	First Amendment to Lease between Omega Therapeutics, Inc. and ARE-MA Region No. 94, LLC, dated May 3, 2023.					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omega Therapeutics, Inc.

Date: August 3, 2023	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer
(Principal executive officer)

Date: August 3, 2023	By:	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal financial and accounting officer)