Form 10-Q
period 2023-09-30
Omega Therapeutics, Inc.
filed 2023-11-09
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 55,141,838 shares of common stock, $0.001 par value per share, outstanding.

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
•
Our ability to manufacture our epigenomic controller candidates, or EC candidates, for preclinical or clinical supply could be limited, especially with the increased demand for the manufacture of mRNA- and LNP-based vaccines to treat COVID-19, which could adversely affect our development plans.
•
Our EC candidates are based on novel technology and may be complex and difficult to manufacture. We may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management or shipping.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Omega Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$81,768	$70,615
Marketable securities	7,532	54,063
Accounts receivable, due from related party	397	618
Prepaid expenses and other current assets	12,201	12,294
Total current assets	101,898	137,590
Property and equipment, net	5,356	4,195
Operating lease right-of-use assets, net	110,094	3,668
Restricted cash	341	341
Other assets	119	204
Total assets	$217,808	$145,998
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,403	$3,107
Accrued expenses	7,518	13,841
Other current liabilities	300	159
Lease liabilities, current	12,595	1,524
Long-term debt, current portion	4,000	3,333
Total current liabilities	26,816	21,964
Lease liabilities, non-current	98,745	1,120
Long-term debt, net	15,864	16,603
Other liabilities	340	340
Total liabilities	141,765	40,027
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 55,141,838 and 48,072,517 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	55	48
Additional paid-in capital	390,494	343,608
Accumulated other comprehensive loss	(86)	(479)
Accumulated deficit	(314,420)	(237,206)
Total stockholders’ equity	76,043	105,971
Total liabilities and stockholders’ equity	$217,808	$145,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue from related party	$831	$595	$2,105	$1,338
Operating expenses:
Research and development	16,475	20,670	61,454	54,329
General and administrative	7,869	5,198	20,030	16,466
Related party expense, net	(610)	712	183	2,342
Total operating expenses	23,734	26,580	81,667	73,137
Loss from operations	(22,903)	(25,985)	(79,562)	(71,799)
Other income (expense), net:
Interest income (expense), net	684	184	2,323	(26)
Other income (expense), net	(29)	2	25	(50)
Total other income (expense), net	655	186	2,348	(76)
Net loss	$(22,248)	$(25,799)	$(77,214)	$(71,875)
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.40)	$(0.54)	$(1.44)	$(1.50)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	55,140,058	47,854,965	53,629,468	47,837,490
Comprehensive loss:
Net loss	$(22,248)	$(25,799)	$(77,214)	$(71,875)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	85	89	393	(855)
Comprehensive loss	$(22,163)	$(25,710)	$(76,821)	$(72,730)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2023	48,072,517	$48	$343,608	$(479)	$(237,206)	$105,971
Issuance of common stock for registered direct offering, net of issuance costs	6,920,415	7	39,720	—	—	39,727
Issuance of common stock for options exercised	30,157	—	108	—	—	108
Other comprehensive gain	—	—	—	251	—	251
Stock-based compensation	—	—	2,222	—	—	2,222
Net loss	—	—	—	—	(25,279)	(25,279)
As of March 31, 2023	55,023,089	$55	$385,658	$(228)	$(262,485)	$123,000
Issuance of common stock for options exercised	113,819	—	371	—	—	371
Other comprehensive gain	—	—	—	57	—	57
Stock-based compensation	—	—	2,178	—	—	2,178
Net loss	—	—	—	—	(29,687)	(29,687)
As of June 30, 2023	55,136,908	$55	$388,207	$(171)	$(292,172)	$95,919
Issuance of common stock for options exercised	4,930	—	7	—	—	7
Other comprehensive gain	—	—	—	85	—	85
Stock-based compensation	—	—	2,280	—	—	2,280
Net loss	—	—		—	(22,248)	(22,248)
As of September 30, 2023	55,141,838	$55	$390,494	$(86)	$(314,420)	$76,043

	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2022	47,793,469	$48	$335,147	$(62)	$(134,505)	$200,628
Issuance of common stock for options exercised	46,576	—	83	—	—	83
Other comprehensive loss	—	—	—	(797)	—	(797)
Stock-based compensation	—	—	1,604	—	—	1,604
Net loss	—	—	—	—	(20,164)	(20,164)
As of March 31, 2022	47,840,045	$48	$336,834	$(859)	$(154,669)	$181,354
Issuance of common stock for options exercised	12,463	—	35		—	35
Other comprehensive loss	—	—	—	(147)	—	(147)
Stock-based compensation	—	—	2,054		—	2,054
Net loss	—	—	—	—	(25,912)	(25,912)
As of June 30, 2022	47,852,508	$48	$338,923	$(1,006)	$(180,581)	$157,384
Issuance of common stock for options exercised	4,053	—	4	—	—	4
Other comprehensive gain	—	—	—	89	—	89
Stock-based compensation	—	—	1,973	—	—	1,973
Net loss	—	—	—	—	(25,799)	(25,799)
As of September 30, 2022	47,856,561	$48	$340,900	$(917)	$(206,380)	$133,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	(77,214)	$(71,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,146	1,180
Amortization of debt issuance costs and debt discount	33	33
Amortization of operating lease right-of-use assets	3,844	2,695
Accretion of discounts on marketable securities	(209)	881
Change in fair value of success fee obligation	92	13
Gain on disposal of fixed assets	(232)	(3)
Stock-based compensation expense	6,680	5,631
Changes in operating assets and liabilities:
Accounts receivable due from related party	221	(372)
Prepaid expenses and other current assets	(664)	(8,361)
Other assets	86	(2,997)
Accounts payable	(704)	453
Accrued expenses and other current liabilities	(5,688)	(528)
Other liabilities	(1,811)	(1,028)
Net cash used in operating activities	(74,420)	(74,278)
Investing activities
Purchases of property and equipment	(1,758)	(1,088)
Purchases of marketable securities	(19,768)	(57,415)
Proceeds from maturities of marketable securities	66,901	22,791
Net cash provided by (used in) investing activities	45,375	(35,712)
Financing activities
Proceeds from equity offering	40,000	—
Payments of equity offering costs	(273)	—
Payments of financing fees	(15)	—
Proceeds from issuance of common stock under equity incentive plans	486	122
Net cash provided by financing activities	40,198	122
Net change in cash, cash equivalents and restricted cash	11,153	(109,868)
Cash, cash equivalents and restricted cash—beginning of period	70,956	186,823
Cash, cash equivalents and restricted cash—end of period	$82,109	$76,955
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$81,768	$76,614
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$82,109	$76,955
Supplemental disclosures of cash flow information
Cash paid for interest	$1,279	$814
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$318	$368

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

The Company expects that its cash, cash equivalents and marketable securities of $89.3 million at September 30, 2023 will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2024. The Company has had recurring losses since inception and incurred a loss of $77.2 million during the nine months ended September 30, 2023. Net cash used in operations for the nine months ended September 30, 2023 was $74.4 million. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. Additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, the Company may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Significant Risks and Uncertainties Related to Macroeconomic Conditions

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. In addition, unstable market and economic conditions and further disruption created by pandemics or international political unrest, war and terrorism may have serious adverse consequences on our business, financial condition and results of operations.

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

The results for the nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the Company’s audited financial statements included in the 2022 10-K. There was no significant change of accounting policy during the nine months ended September 30, 2023.

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

3. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	September 30, 2023
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$7,618	$(86)	$7,532

	December 31, 2022
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$54,542	$(479)	$54,063

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2023, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the nine months ended September 30, 2023 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the year.

As of September 30, 2023, the Company did not intend to sell, and was more than likely not required to sell, the marketable securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at September 30, 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Clinical development	$5,135	$5,232
Research and development	2,435	2,072
Rent	2,192	1,857
Other receivables	1,036	1,180
Insurance	857	1,020
Software	281	157
Other	265	776
Prepaid expenses and other current assets	$12,201	$12,294

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Lab equipment	$6,734	$6,121
Furniture and fixtures	1,636	1,093
Leasehold improvements	1,464	1,378
Computer equipment	1,278	190
Construction in process	318	827
Total property and equipment	11,430	9,609
Less accumulated depreciation	(6,074)	(5,414)
Property and equipment, net	$5,356	$4,195

Depreciation expense was $0.4 million for each of the three months ended September 30, 2023 and 2022. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $1.1 million and $1.2 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Employee related expenses	$3,776	$4,368
Research costs	1,138	3,876
Professional and consulting fees	1,270	743
Manufacturing costs	401	4,303
Interest	105	122
Other	828	429
Total	$7,518	$13,841

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

On September 22, 2023, the Company entered into an amendment to the Loan Agreement (the "Fifth Amendment"), in which PWB extended the maturity date of the loan to September 30, 2027, subject to further extension to September 30, 2028 upon receipt by the Company on or before December 31, 2024 of at least $50.0 million of cash proceeds from the sale of its equity securities and/or non-refundable upfront strategic partnership proceeds. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. Interest will continue to be determined at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%. The Company incurred $15 thousand of debt issuance costs, which was recorded as a direct reduction against the additional term loan and will be amortized over the life of the associated term loan as a component of interest expense using the effective interest method. Under the terms of the Fifth Amendment, the Company is required to pay a success fee of $0.1 million pursuant to the Fifth Amendment, in addition to the $0.2 million success fee obligation pursuant to the Fourth Amendment. The success fees are contingent on achieving specified liquidity events. The Company determined that the success fee obligation represented a freestanding financial instrument, and it was classified as a liability on the Company’s condensed consolidated balance sheet and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the condensed consolidated statements of operations and comprehensive loss. The fair value of such obligation is remeasured at the end of each reporting period until the liability is settled.

In addition, pursuant to the Fifth Amendment, the Company agreed to maintain with PWB, at all times, a balance of at least $5.0 million of unrestricted cash, subject to termination upon the Company’s prepayment of outstanding loans in an aggregate amount of at least $5.0 million or if the principal balance of the loans is less than $10.0 million.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, the Company is subject to certain affirmative and negative covenants to which the Company will remain subject until maturity.

As of September 30, 2023, $3.9 million of the net carrying amount of the term loan was classified as short-term and $15.9 million was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	September 30,	December 31,
	2023	2022
Principal	$20,000	$20,000
Unamortized debt discount	(136)	(64)
Net carrying amount	$19,864	$19,936

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 9.27% for the period from the date of issuance through September 30, 2023. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$469	$299	$1,336	$853
Amortization of debt issuance costs and debt discount	13	9	33	32

Total interest expense	$482	$308	$1,369	$885

At September 30, 2023 and December 31, 2022, accrued interest on the term loan was $105 thousand and $121 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2023 (remaining 3 months)	$1,000
2024	4,000
2025	4,000
Thereafter	11,000
Total	$20,000

8. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents and restricted cash are measured through quoted market prices; the fair value of the Company's marketable securities is determined based on the pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Other current assets, accounts payable and accrued liabilities approximate their fair values as of September 30, 2023 and December 31, 2022, due to their short-term nature. The carrying value of the Company’s debt approximates its fair value due to its variable interest rate, which approximates a market interest rate. The success fee obligation associated with the Loan Agreement, as amended, contains unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the success fee obligation is measured at its fair value on a recurring basis using unobservable inputs.

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,661	$—	$—	$7,661
Corporate Debt Securities	—	7,532	—	7,532
Total	$7,661	$7,532	$—	$15,193

Financial Liabilities
Success fee obligations	$—	$—	$300	$300

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$25,776	$—	$—	$25,776
Corporate Debt Securities	—	54,063	—	54,063
Total	$25,776	$54,063	$—	$79,839

Financial Liabilities
Success fee obligation	$—	$—	$118	$118

In accordance with the Fourth and Fifth Amendments of the Loan Agreement with PWB, the Company will be required to pay success fees totaling $0.3 million upon the achievement of certain liquidity events; accordingly, the related obligation is recorded as current liabilities on the condensed consolidated balance sheets as it is deemed more probable than not by the Company to be settled in less than one year. The fair value of the success fee obligation was determined using the probability-weighted expected return method. The key estimates and assumptions impacting the fair value included the probability of achieving a specified liquidity event, the expected timing of achieving a liquidity event and the discount rate. The fair value of the success fee obligation is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss, until such liability was settled.

As of September 30, 2023, the Company determined it was 100% probable of achieving the specified liquidity events and therefore accrued the full amount of the success fee obligations. The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligation as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Discount rate	9.0%	8.0%
Expected timing of achieving liquidity events (years)	1.3	0.3 - 1.3
Probability of achieving liquidity events	100%	75% -25%

The following table provides a roll-forward of the fair values of the Company’s success fee obligation for which fair value is determined by Level 3 inputs (in thousands):

	Success fee obligation from the Fourth Amendment	Success fee obligation from the Fifth Amendment
Fair value at January 1, 2023	$118	$—
Initial fair value of success fee obligation	—	90
Change in fair value	82	10
Fair value at September 30, 2023	$200	$100

9. Commitments and contingencies

Leases

The Company has the following operating leases for its corporate offices and lab space located in Cambridge, Massachusetts.

325 Vassar Street

In 2017, the Company entered a noncancelable operating lease agreement to lease its office space at 325 Vassar Street, Cambridge, Massachusetts, which will expire in September 2024. The Company is required to pay property taxes, insurance, and normal maintenance costs. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term. During 2018, the Company received $1.1 million of landlord-funded leasehold improvements related to the leased office space. In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842), (“ASU 2016-02”). Under ASU 2016-02, the Company is required to recognize right-of-use assets and liabilities for leases. Upon adoption of ASU 2016-02 on January 1, 2022, the Company's operating lease right-of-use assets were adjusted for accumulated deferred rent, and no additional deferred rent was subsequently recorded. In 2019 and 2020, the Company entered into sublease agreements with two related parties to sublease this office and laboratory space. Refer to Note 16, Related party transactions, for further details.

20 Acorn Park Drive

On July 13, 2020, the Company entered into a Shared Space Arrangement (the Arrangement) with Sail Biomedicines, Inc., (“Sail Bio”, also formerly known as Senda Biosciences, Inc. and Kintai Therapeutics, Inc. prior to its merger with LARONDE, Inc.) to share one-third of Sail Bio's 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Sail Bio is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The Arrangement commenced on August 1, 2020, and was set to expire on July 31, 2022 with two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. In January 2022, the Company entered into an amendment to the Arrangement with Sail Bio to exercise the option to renew the lease through July 2023. The Company also modified certain provisions related to the extension term. In connection with the modifications in the amendment, the Company made an upfront payment of $2.9 million in January 2022, to cover the rent payments for the extended lease term. Additionally, upon the expiration of the extended lease term, the Company received $0.65 million from Sail Bio for all furniture, fixtures and equipment owned by the Company that will remain at the lease property. The net book value of these assets was determined to be $0.42 million, and the Company recognized a gain on this disposal of $0.23 million in June 2023 since the assets are no longer in service.

140 First Street (formerly known as One Charles Park)

On November 4, 2021, the Company entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts, 02142. The lease includes two phases. Phase 1 includes approximately 78,380 rentable square feet. Phase 2 includes 10,866 rentable square feet in a separate suite. In accordance with the lease agreement, the Company paid $0.8 million upon the execution of the lease, which has offset the first month's rent. Phase 1 of the lease commenced in May 2023, and Phase 2 commenced in August 2023.

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

On July 11, 2023, the Company entered into a Shared Space Arrangement with Apriori Bio, Inc. (“Apriori”), and on July 12, 2023, the Company entered into two Shared Space Arrangements with Metaphore Biotechnologies, Inc. (“Metaphore”) and Flagship Labs 89, Inc. (“FL Labs” and, together with Metaphore and Apriori, the “Subtenants”), pursuant to which the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts, 02141 (the “Premises”). The Company leases an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at the Premises pursuant to its lease with ARE-MA Region No. 94, LLC. Metaphore, Apriori and FL Labs are affiliates of Flagship Pioneering, a significant stockholder of the Company. The term of the Sublease with Metaphore and FL Labs has commenced in August, 2023 and will end in August, 2025, and the term of the Sublease with Apriori began in September, 2023 and will end in September, 2025. The Subleases provide that the Subtenants will pay to the Company a monthly license fee that is a proportionate share of the actual base rent, operating expenses and other costs for the use and occupancy of the subleased portion of the Premises charged by the Landlord under the Lease and paid by the Company. Such proportionate share will be 12.0%, 8.4% and 8.4% for Metaphore, Apriori and Labs, respectively. The Company may terminate each Sublease and require the applicable Subtenant to immediately vacate the Premises if such Subtenant causes a default under the Lease, is in default of any provision in the applicable Sublease or acts in a manner deemed by the Company, in its sole discretion, as dangerous or threatening. The Subleases contain customary covenants, obligations and indemnities in favor of either party. Under the agreements, the Company has received rental income of $0.5 million for the nine months ended September 30, 2023, which was recorded within related party expense, net in the condensed consolidated statements of operations and comprehensive loss.

Disclosures under Topic 842

As of September 30, 2023, operating lease right-of-use assets, net were $110.1 million, which were recorded separately on the Company’s condensed consolidated balance sheet. The corresponding operating lease liabilities were $111.3 million as of September 30, 2023, of which $12.6 million were recorded in current liabilities and $98.7 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.

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

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease expense	$3,866	$969	$7,854	$2,851
Variable lease expense	945	268	1,844	1,169
Total lease expense	$4,811	$1,237	$9,698	$4,020

Variable lease expense generally includes common area maintenance, utilities and property taxes. For the three and nine months ended September 30, 2023, $4.0 million and $7.8 million, respectively of lease expense was recorded within research and development expenses and $0.8 million and $1.9 million, respectively was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2022, $1.1 million and $3.1 million of lease expense, respectively was recorded within research and development expenses and $0.2 million and $0.9 million, respectively was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	As of	As of
	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	14.8	1.8
Weighted average discount rate	8.9%	5.5%

Supplemental cash flow information relating to the Company's leases for the nine months ended September 30, 2023 and September 30, 2022 were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$4,473	$2,255
Operating lease assets obtained in exchange for lease liabilities	$110,424	$4,393

As of September 30, 2023, the estimated minimum lease payments for 140 First Street, 325 Vassar and 20 Acorn Park for each of the years ending December 31 were as follows (in thousands):

2023 (remaining 3 months)	$3,237
2024	12,775
Thereafter	189,047
Total minimum lease payments	205,059
Less: Imputed interest	(93,720)
Present value of operating lease liabilities	$111,339

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

For the nine months ended September 30, 2023 and 2022, the Company recognized expenses of $0.3 million, and less than $0.1 million, respectively for the license maintenance fees and milestone payments. There was no outstanding payment due to WIBR as of September 30, 2023 and December 31, 2022.

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

Acuitas Therapeutics, Inc.

In October 2020, the Company entered into a development and option agreement (the “Development and Option Agreement”) with Acuitas Therapeutics, Inc. (“Acuitas”). Under the terms of the Development and Option Agreement, the parties agreed to jointly develop certain products combining the Company’s gene modulating therapeutics with Acuitas' lipid nanoparticles. Additionally, in accordance with the Development and Option Agreement, the Company has options to obtain non-exclusive, worldwide, sublicensable licenses under Acuitas’ patents and know-how related to lipid nanoparticle technology (“Acuitas LNP Technology”) with respect to two specified targets (e.g., EC constructs) (“Reserved Targets”) to develop and commercialize one or more therapeutic products relating to such targets. For each option and Reserved Target, the Company is obligated to pay an annual technology access fee and target reservation and maintenance fees collectively in the low-mid six figures until such Reserved Target is removed from the Reserved Target list or until the Company exercises an option with respect to such Reserved Target. In the event that the Company exercises the options, the Company will pay $1.5 million for the first non-exclusive license and $1.75 million for the second non-exclusive license. Under the terms of the Development and Option Agreement, the Company is also responsible for the full-time equivalent ("FTE") funding obligations, which is expected to be approximately $0.1 million per year, and reimbursements to Acuitas for certain development and material costs incurred by them.

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

For the nine months ended September 30, 2023 and 2022, the Company recorded an aggregate of $0.1 million and $1.6 million of research and development expenses, respectively, consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, material costs and reimbursable costs.

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

The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. There were no milestones triggered, and no milestone expense was recorded related to Acuitas for the nine months ended September 30, 2023, and 2022. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

Under the terms of the Nitto Agreement, the Company has made an upfront cash payment of $1.0 million, and developmental milestone payments of $1.0 million to Nitto in 2022. Both payments have been recorded as research and development expenses. The Company is also required to make up to $83.0 million in future payments to Nitto based upon the achievement of specified development, regulatory and sales milestones. There were no milestones triggered, and no expense was recorded related to Nitto for the nine months ended September 30, 2023. The Company is also obligated to pay to Nitto tiered, single-digit percentage royalties on a country-by-country basis based on net sales of the licensed product, subject to reduction in specified circumstances. As such, when these expenses are considered probable and estimable, the Company will accrue expense for the amount the Company is obligated.

During the nine months ended September 30, 2023, the Company recorded an aggregate of $0.9 million of research and development expenses consisting of material costs, costs of services performed by Nitto, and reimbursable costs.

11. Collaboration Agreements

In November 2021, the Company entered into a five-year collaboration agreement with PMCo, an affiliate of Flagship, under which PMCo was granted an exclusive license covering specified patent rights of the Company’s lipid nanoparticle technology to develop one or more therapeutic products to treat diseases related to the cystic fibrosis transmembrane conductance regulator gene, like cystic fibrosis. Under the terms of the agreement, the Company will perform certain research activities in accordance with the research plan, and PMCo will be solely responsible for, at its sole cost and expense, and will have sole discretion with respect to, developing, manufacturing, seeking regulatory approval for and commercializing licensed products. The Company expects to receive approximately $2.8 million in cost reimbursement through 2023 to fund the related research and development activities. The research plan funding may be adjusted upon mutual written agreement from both parties. Additionally, in the event PMCo is acquired or sold, the Company is entitled to receive a portion of the proceeds of such transaction, subject to various reductions and other amounts payable in accordance with the agreement.

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

The total transaction price at September 30, 2023 was determined to be $7.8 million based on the current estimated required efforts to fulfill the performance obligation. This total includes an increase of $1.9 million in the fourth quarter of 2022, and an increase of $2.4 million in the third quarter of 2023, both of which were agreed upon with PMCo. As of September 30, 2023, the remaining transaction price was estimated to be $3.5 million, which is expected to be recognized as revenue through 2024.

The Company recognized funded research and collaboration revenue of $0.8 million and $2.1 million in the condensed consolidated statement of operations and comprehensive loss during three and nine months ended September 30, 2023, respectively. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, the Company is entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of September 30, 2023, the Company determined that the proceeds from such transaction was not probable of recognition.

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

As of September 30, 2023, the Company has reserved an aggregate of 6,126,108 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 3,929,691 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

13. Equity Incentive Plan

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of September 30, 2023, there were no shares available for future grants under the 2017 Plan and a total of 3,929,691 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved, the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of September 30, 2023, there were 2,196,417 shares available for future grants under the 2021 Plan, and a total of 5,238,811 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,093	$1,110	$3,358	$2,913
General and administrative	1,187	863	3,322	2,718
Total stock-based compensation expense	$2,280	$1,973	$6,680	$5,631

Stock Options

A summary of option activity under the Company’s equity incentive plans during the nine months ended September 30, 2023 was as follows:

		Weighted	Weighted average remaining	Aggregate intrinsic
	Number of options	average exercise price	contractual life (years)	value (1) (in thousands)
Outstanding as of January 1, 2023	8,438,573	$6.00	8.40	$12,976
Granted	1,577,002	5.77
Exercised	(148,906)	3.26
Forfeited	(601,156)	8.38
Expired	(97,011)	15.00
Outstanding as of September 30, 2023	9,168,502	5.75	7.92	2,884
Vested and expected to vest as of September 30, 2023	9,168,502	5.75	7.92	2,884
Exercisable as of September 30, 2023	4,339,081	$4.58	7.03	$2,836

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of September 30, 2023.

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2023 and 2022 was $3.99 and $5.52, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $0.7 million.

As of September 30, 2023, there was $20.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(22,248)	$(25,799)	$(77,214)	$(71,875)
Denominator:
Weighted average number of common stock, basic and diluted	55,140,058	47,854,965	53,629,468	47,837,490
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.40)	$(0.54)	$(1.44)	$(1.50)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Outstanding options to purchase common stock	9,168,502	7,855,182

15. Income Taxes

During the three and nine months ended September 30, 2023 and 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

16. Related Party Transactions

For the nine months ended September 30, 2023, related party expense, net consisted primarily of rent payments and reimbursable expenses, offset by sublease income received from related parties.

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 53% of the Company’s outstanding voting stock as of September 30, 2023. Flagship historically provided management services to the Company, and the Company reimburses Flagship for certain expenses, including insurance and benefits, and related fees, and software licenses incurred on the Company’s behalf. For the three months ended September 30,

2023 and 2022, the Company incurred $0.1 million and $0.4 million, respectively, primarily for reimbursable expenses. For the nine months ended September 30, 2023 and 2022, the Company incurred $0.4 million and $1.2 million, respectively, primarily for reimbursable expenses. These expenses are recorded as related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023 and December 31, 2022, there was an immaterial amount of outstanding payments due to Flagship.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to Sail Bio (formerly known as LARONDE, Inc. and VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”), approximating $1.3 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of $1.9 million and $1.7 million during the nine months ended September 30, 2023 and 2022, respectively, which was recorded within related party expense, net in the condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from Sail Bio as of September 30, 2023 and December 31, 2022.

In July 2023 the Company entered into three Shared Space Agreements with related parties Metaphore Biotechnologies, Inc., Apriori Bio, Inc., and Flagship Labs 89, Inc. These companies are affiliates of Flagship Pioneering, a significant stockholder of the Company. Pursuant to the agreements, the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space at 140 First Street. Under the agreements, the Company has received rental income of $0.5 million for the nine months ended September 30, 2023. Such rental income was reflected as a reduction of related party expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no outstanding receivables due from the Subtenants as of September 30, 2023.

Refer to other related party transactions as described in Note 9, Commitments and contingencies, Note 10, License agreements and Note 11, Collaboration agreement.

17. Employee Benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. On May 1, 2022, the Company began matching 50% of employee contributions of up to 6% of eligible compensation contributed on a pre-tax and/or Roth after-tax basis to the 401(k) Plan. During the nine months ended September 30, 2023 and 2022, the Company made matching contributions totaling $0.5 million and $0.2 million, respectively.

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

Overview

Omega Therapeutics is a clinical-stage biotechnology company pioneering a new class of programmable epigenomic mRNA medicines. Our OMEGA platform harnesses the power of epigenetics and our deep understanding of genomic architecture to precisely target and controllably modulate gene expression at the pre-transcriptional level to treat or cure diseases. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as nature's innate control system for gene expression. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, called epigenomic controllers, or ECs, to target EpiZips for precision epigenomic control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions, including those with historically undruggable, intractable, and difficult-to-treat targets. Our pipeline currently consists of early-stage programs that span oncology, multigenic diseases including immunology, regenerative medicine, and select monogenic diseases.

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

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $89.3 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In February 2023, we completed a registered direct offering of common stock pursuant to which we issued and sold 6,920,415 shares of our common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses. In August 2023, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. During the three months ended September 30, 2023, we did not sell any shares of common stock under the Sales Agreement.

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

In September 2023, we announced preliminary safety, tolerability, pharmacokinetic and translational data from the initial two dose level cohorts (n=8) from Part 1 of the ongoing MYCHELANGELO I trial. Highly specific on-target engagement and intended epigenetic changes at the target genomic loci were observed for all eight patients across both dose levels, as evidenced by a robust increase in cell-free DNA MYC methylation signal following administration with OTX-2002. This epigenetic modulation of MYC translated to rapid, robust and durable downregulation of MYC expression in all eight patients, with mean reductions across both dose levels of approximately 55% observed 7 days following administration with OTX-2002. At both dose levels, OTX-2002 was generally well tolerated, with no dose-limiting toxicities. Based on these preliminary data, OTX-2002 continues to advance in monotherapy dose escalation. We expect to report updated clinical data from monotherapy dose escalation in the first half of 2024. Additionally, we are planning to initiate expansion cohorts in monotherapy and in combination settings with standard of care agents mid-2024.

OTX-2101

In October 2022, we announced the selection of OTX-2101 as the second EC development candidate to advance into IND-enabling studies for the treatment of non-small cell lung cancer, or NSCLC.

Other epigenomic controller programs

Beyond HCC and NSCLC, we continue to advance multiple epigenomic controllers from the OMEGA platform through preclinical studies.

Significant Risks and Uncertainties Related to Macroeconomic Conditions

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. Unstable market and economic conditions and further disruption created by pandemics or international political unrest, war and terrorism may have serious adverse consequences on our business, financial condition and results of operations.

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

Results of operations

Comparison for the three months ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in thousands of dollars and as a percentage.

	Three Months Ended September 30,		$ Increase /
	2023	2022	(Decrease)	% Change
Collaboration revenue from related party	$831	$595	$236	40%
Operating expenses:
Research and development	16,475	20,670	(4,195)	(20)%
General and administrative	7,869	5,198	2,671	51%
Related party expense, net	(610)	712	(1,322)	NM
Total operating expenses	23,734	26,580	(2,846)	(11)%
Loss from operations	(22,903)	(25,985)	(3,082)	(12)%
Other income (expense), net:
Interest income, net	684	184	500	NM
Other income (expense), net	(29)	2	(31)	NM
Total other income (expense), net	655	186	469	NM
Net loss	$(22,248)	$(25,799)	$(3,551)

Revenue

Revenue of $0.8 million and $0.6 million for the three months ended September 30, 2023 and September 30, 2022, respectively, consisted of reimbursement of research costs incurred in connection with the collaboration agreement with PMCo.

Research and development expenses

Research and development expenses decreased by $4.2 million to $16.5 million for the three months ended September 30, 2023, from $20.7 million for the three months ended September 30, 2022. The $4.2 million decrease was primarily driven by a decrease of $7.6 million in external manufacturing costs and study costs, offset by an increase of $2.4 million in facilities expense, an increase of $0.6 million in personnel-related expenses, including stock-based compensation to support business growth, and an increase of $0.4 million in clinical development costs.

General and administrative expenses

General and administrative expenses increased by $2.7 million to $7.9 million for the three months ended September 30, 2023 from $5.2 million for the three months ended September 30, 2022. The $2.7 million increase was primarily driven by an increase of $1.9 million in facilities expense, and an increase in professional and consulting fees of $0.9 million, offset by a decrease of $0.1 million in personnel-related expenses, including stock-based compensation to support business growth.

Related party expense, net

Related party expense, net decreased by $1.3 million to income of $0.6 million for the three months ended September 30, 2023, from $0.7 million of expense for the three months ended September 30, 2022. The decrease was primarily driven by a decrease in rent expense of $0.5 million for office space at 20 Acorn Park drive leased from Sail Bio (formerly known as Senda Biosciences, Inc.) which ended in July 2023, and a decrease of $0.4 million in reimbursable expenses payable to Flagship Pioneering, partially offset by an increase of sublease rental income received of $0.5 million from new sublease agreements for 140 First Street, which were signed in July 2023 and commenced in August 2023.

During the three months ended September 30, 2022, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space, other reimbursable expenses to Flagship, and certain fees payable to our non-employee directors, offset by the income earned from our sublessees.

Interest income, net

Interest income, net increased by $0.5 million to $0.7 million for the three months ended September 30, 2023, from $0.2 million for the three months ended September 30, 2022. The $0.5 million increase in interest income, net was attributed to an increase in interest income earned from marketable securities and money market accounts during the three months ended September 30, 2023 due to an increase in interest rates.

Other income (expense), net

Other income, net was less than $0.1 million for the three months ended September 30, 2023 and other expense, net was less than $0.1 million for the three months ended September 30, 2022. The increase in other income, net for the three months ended September 30, 2023 was primarily due to a gain on disposal of fixed assets.

Comparison for the nine months ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the nine months ended September 30, 2023 and 2022, together with the changes in those items in thousands of dollars and as a percentage.

	Nine Months Ended September 30,		$ Increase /
	2023	2022	(Decrease)	% Change
Collaboration revenue from related party	$2,105	$1,338	$767	57%
Operating expenses:
Research and development	61,454	54,329	7,125	13%
General and administrative	20,030	16,466	3,564	22%
Related party expense, net	183	2,342	(2,159)	(93)%
Total operating expenses	81,667	73,137	8,530	12%
Loss from operations	(79,562)	(71,799)	7,763	11%
Other income (expense), net:
Interest income (expense), net	2,323	(26)	2,349	NM
Other income (expense), net	25	(50)	75	NM
Total other income (expense), net	2,348	(76)	2,424	NM
Net loss	$(77,214)	$(71,875)	$5,339

Revenue

Revenue of $2.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively, consisted of reimbursement of research costs incurred in connection with the collaboration agreement with PMCo.

Research and development expenses

Research and development expenses increased by $7.1 million to $61.5 million for the nine months ended September 30, 2023, from $54.3 million for the nine months ended September 30, 2022. The $7.1 million increase was primarily driven by an increase of $5.2 million in personnel-related expenses, including stock-based compensation to support business growth, an increase of $4.4 million in facilities expense, and an increase of $3.0 million in clinical development costs, offset by a decrease of $5.5 million in external manufacturing costs and study costs.

General and administrative expenses

General and administrative expenses increased by $3.6 million to $20.0 million for the nine months ended September 30, 2023, from $16.5 million for the nine months ended September 30, 2022. The $3.6 million increase was primarily driven by an increase of $2.2 million in facilities expense, an increase in professional and consulting fees of $1.2 million, and an increase of $0.2 million in personnel-related expenses, including recruiting fees and stock-based compensation to support business growth.

Related party expense, net

Related party expense, net decreased by $2.2 million to $0.2 million for the nine months ended September 30, 2023, from $2.3 million for the nine months ended September 30, 2022. The decrease was primarily driven by a decrease in rent payments of $0.9 million paid to Sail Bio (formerly known as Senda Biosciences, Inc.) for office space leased at 20 Acorn Park drive, which ended in July 2023, an increase in sublease rental income received of $0.7 million, primarily driven by new sublease agreements for 140 First Street which were signed in July 2023 and commenced in August 2023, and a decrease of $0.6 million in reimbursable expenses payable to Flagship Pioneering.

During the nine months ended September 30, 2022, related party expense, net primarily consisted of lease expense and related costs incurred for our principal office and laboratory space, other reimbursable expenses to Flagship, and certain fees payable to our non-employee directors, offset by the income earned from our sublessees.

Interest income (expense), net

Interest income, net was $2.3 million for the nine months ended September 30, 2023 and interest expense, net was less than $0.1 million for the nine months ended September 30, 2022. The $2.3 million increase in interest income, net was attributed to an increase in interest income earned from marketable securities and money market accounts during the nine months ended September 30, 2023 due to an increase in interest rates.

Other income (expense), net

Other income, net was less than $0.1 million for the nine months ended September 30, 2023 and other expense, net was less than $0.1 million for the nine months ended September 30, 2022. The increase in other income, net for the nine months ended September 30, 2023 was primarily due to a gain on disposal of fixed assets.

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

In August 2023, we entered into the Sales Agreement, with Jefferies as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Select Market or on any other existing trading market for our common stock or to or through a market maker. During the three months ended September 30, 2023, we did not sell any shares of common stock under the Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(74,420)	$(74,278)
Net cash provided by (used in) investing activities	45,375	(35,712)
Net cash provided by financing activities	40,198	122
Net change in cash, cash equivalents, and restricted cash	11,153	(109,868)

Operating activities

Net cash used in operating activities totaled $74.4 million for the nine months ended September 30, 2023 compared to $74.3 million for the nine months ended September 30, 2022. The $0.1 million increase in operating cash outflows was primarily attributable to $5.3 million higher net loss recognized during the nine months ended September 30, 2023, primarily offset by a decrease in prepaid expenses and other current assets.

Investing activities

Net cash provided by investing activities totaled $45.4 million for the nine months ended September 30, 2023 compared to net cash used in investing activities of $35.7 million for the nine months ended September 30, 2022. The increase in cash provided was primarily attributable to proceeds from maturities of marketable securities and lower purchases of marketable securities.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of the proceeds from our registered direct offering in February 2023, net of issuance costs. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of the proceeds from the exercise of stock options.

Loan and security agreement

On March 9, 2018 (“Closing Date”), we entered into the Loan Agreement with Pacific Western Bank (“PWB”) to initially borrow $8.0 million.

On September 30, 2019, we entered into an amendment to the Loan Agreement (the “First Amendment”), in which PWB made an additional term loan to us in an aggregate principal amount of $12.0 million.

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

On December 20, 2021, we entered into an amendment to the Loan Agreement (the "Fourth Amendment"), in which PWB made an additional term loan in an aggregate principal amount of $20.0 million. The proceeds of the term loan pursuant to the Fourth Amendment were first applied to the repayment in full of all outstanding principal and accrued interest on the then outstanding term loan of $12.0 million; the remaining cash proceeds of $8.0 million was used for general working capital and for capital expenditures purposes.

On September 22, 2023, we entered into an amendment to the Loan Agreement (the "Fifth Amendment"), in which PWB extended the maturity date of the loan to September 30, 2027, subject to further extension to September 30, 2028 upon receipt by us on or before December 31, 2024 of at least $50.0 million of cash proceeds from the sale of its equity securities and/or non-refundable upfront strategic partnership proceeds. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. Interest will continue to be determined at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%. We incurred $15 thousand of debt issuance costs, which was recorded as a direct reduction against the additional term loan and amortized over the life of the associated term loan as a component of interest expense using the effective interest method. Under the terms of the Fifth Amendment, the Company is required to pay a success fee of $0.1 million pursuant to the Fifth Amendment, in addition to the $0.2 million success fee obligation pursuant to the Fourth Amendment. The success fees are contingent on achieving specified liquidity events. The Company determined that the success fee obligation represented a freestanding financial instrument, and it was classified as a liability on our condensed consolidated balance sheet and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the condensed consolidated statements of operations and comprehensive loss. The fair value of such obligation is remeasured at the end of each reporting period until the liability is settled.

In addition, pursuant to the Fifth Amendment, we agreed to maintain with PWB, at all times, a balance of at least $5.0 million of unrestricted cash, subject to termination upon our prepayment of outstanding loans in an aggregate amount of at least $5.0 million or if the principal balance of the loans is less than $10.0 million.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of our personal property, other than its intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, we are subject to certain affirmative and negative covenants to which we will remain subject until maturity.

Funding requirements

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $89.3 million. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and conduct clinical trials for OTX-2002 and any other product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

Contractual obligations

There have been no material changes to our contractual obligations as of September 30, 2023 from those disclosed in our 2022 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, including net losses of $102.7 million and $68.3 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $314.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for and conducting clinical trials of our product candidates.

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

Our existing cash, cash equivalents and marketable securities as of September 30, 2023 will not be sufficient to fund all of our efforts that we plan to undertake. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, as noted below, we have identified conditions and events about our ability to continue as a going concern. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because most of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $89.3 million. Based on our current operating plans, we believe we will have sufficient funds to meet our obligations into the third quarter of 2024. However, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

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

As of September 30, 2023, we had $20.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is September 30, 2027, subject to further extension to September 30, 2028. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Moreover, even if we obtain data from our planned clinical trials, because the OMEGA platform technology applied in our programs is novel and has not been externally verified, our data may be difficult to replicate and/or subject to misinterpretation by us or others. Epigenomic controllers present a new class of medicines and have not been evaluated in clinical trials or received regulatory approval. As a result, we may need to develop new evaluation methods or metrics for clinical data, which may make it more difficult to analyze data, or it may take more time or be more costly for us to develop our ECs than other therapeutics for the same indications. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of the OMEGA platform technology, or any similar or competitive epigenetic technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development challenges we experience in the future related to the OMEGA platform technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

In addition to using our platform for the discovery and development of our own product candidates, we collaborate with other biopharmaceutical and pharmaceutical companies in the discovery and development of our ECs. The technological landscape around artificial intelligence and precision drug design is characterized by significant enhancements and evolving industry standards. As a result, our and our collaborators’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our platform may become less competitive, and our collaborators could move to new technologies offered by our competitors, or engage in drug discovery themselves. We believe that because of the initial time investment required by many of our collaborators to reach a decision about whether to collaborate with us, it may be difficult to regain a commercial relationship with such collaborator should they enter into a partnership or collaboration agreement with a competitor. Without the timely introduction of new solutions and technological enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new technologies and markets to further broaden and deepen our capabilities and expertise in drug discovery and development. For example, to the extent we fail to timely introduce new and innovative technologies or solutions, adequately predict our collaborators’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are very early in our development efforts and have focused our research and development efforts to date on developing the OMEGA platform, identifying our initial targeted disease indications and engineering our initial ECs. We have only conducted in vivo preclinical studies for some of our programs and there is no guarantee that we will conduct preclinical in vivo studies for other programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of our product candidates, which may never occur.

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
•
international terrorism, political unrest and wars, which could delay or disrupt business activity, and if any conflict escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors described in this Item 1A; and
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor, and other legal requirements imposed by both the EU and many of the individual EU member states with which we will need to comply. Many U.S.-based biotechnology companies have found the process of marketing their own products in the EU to be very challenging.

Certain legal and political risks are also inherent in foreign operations. There is a risk that foreign governments may nationalize private enterprises in certain countries where we may operate. In certain countries or regions, terrorist activities, political unrest and wars, and the response to such activities may threaten our operations more than in the United States. Social and cultural norms in certain countries may not support compliance with our corporate policies, including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth. Additionally, the need to identify financially and commercially strong partners for commercialization outside the United States who will comply with the high manufacturing and legal and regulatory compliance standards we require is a risk to our financial performance. As we operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition, or results of operations.

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

Risks Related to our Dependence on Third Parties and Manufacturing

Our ability to manufacture our EC candidates for preclinical or clinical supply could be limited, especially with the increased demand for the manufacture of mRNA- and LNP-based vaccines to treat COVID-19, which could adversely affect our development plans.

We rely on third-party CDMOs of mRNA therapeutics and lipid excipients, a lipid that serves as the vehicle or medium for a drug or other active substance, to manufacture our preclinical and clinical supply of our EC candidates. Vaccines to treat COVID-19 include mRNA vaccines and vaccines that utilize lipid excipients. Several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and more may be authorized in the coming months. As a result, there is unprecedented demand on these CDMOs to manufacture COVID-19 vaccines and capacity for non-COVID-19 vaccines is limited and may be further limited by the potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or manufacturing slots for the products needed for our planned clinical trials. While we are working to obtain sufficient supply of our ECs for our anticipated preclinical and clinical development, we may experience supply constraints and disruptions as manufacturers prioritize supply for COVID-19 vaccines over our ECs. If we are unable to obtain the supplies we need at a reasonable price or on a timely basis or in the amounts we desire, our ability to complete the development of our EC candidates or, if we obtain regulatory approval for our EC candidates, to commercialize them, could be materially adversely affected.

Our EC candidates are based on novel technology and may be complex and difficult to manufacture. We may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management, or shipping.

Due to the novel nature of our technology and limited experience at larger scale production, we may encounter difficulties in manufacturing, product release, shelf life, testing, storage and supply chain management, or shipping. These difficulties could be due to any number of reasons including, but not limited to, complexities of producing batches at larger scale, equipment failure, choice and quality of raw materials and excipients, analytical testing technology, and product instability. As a result, the preclinical or clinical development of our EC candidates could be materially delayed or we could be required to begin a new study or trial with a newly formulated drug product.

The process to generate mRNA-encoded EC candidates encapsulated in LNPs is complex and, if not developed and manufactured under well-controlled conditions, can adversely impact pharmacological activity. Furthermore, we have not manufactured our ECs at commercial scale. We may encounter difficulties in scaling up our manufacturing process, thereby potentially impacting clinical and commercial supply.

As we continue developing manufacturing processes for our drug substance and drug product, the changes we implement to manufacturing process may in turn impact specification and stability of the drug product. Changes in our manufacturing processes may lead to failure of lots and this could lead to a substantial delay in our preclinical studies or any clinical trials. Our EC candidates may prove to have a stability profile that leads to a lower than desired shelf life of the final approved ECs, if any. This poses risk in supply requirements, wasted stock, and higher cost of goods.

Our product and product intermediates are extremely temperature sensitive, and we may learn that any or all of our products are less stable than desired. We may also find that transportation conditions negatively impact product quality. This may require changes to the formulation or manufacturing process for one or more of our EC candidates and result in delays or interruptions to clinical or commercial supply. In addition, the cost associated with such transportation services and the limited pool of vendors may also add additional risks of supply disruptions.

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

Moreover, holders of an aggregate of 29,225,579 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We also have registered all shares of common stock that we may issue under our equity compensation plans and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation.	8-K	001-40657	3.1	08/03/2021

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.2	08/03/2021

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

10.1	Shared Space Agreement, dated July 12, 2023, by and between Omega Therapeutics, Inc. and Metaphore Biotechnologies, Inc.	8-K	001-40657	10.1	07/13/2023

10.2	Shared Space Agreement, dated July 11, 2023, by and between Omega Therapeutics, Inc. and Apriori Bio, Inc.	8-K	001-40657	10.2	07/13/2023

10.3	Shared Space Agreement, dated July 12, 2023, by and between Omega Therapeutics, Inc. and Flagship Labs 89, Inc.	8-K	001-40657	10.3	07/13/2023

10.4	Open Market Sale Agreement, dated August 3, 2023, by and between Omega Therapeutics, Inc. and Jefferies LLC.	8-K	001-40657	10.1	08/03/2023

10.5	Fifth Amendment to Loan and Security Agreement, dated September 22, 2023	8-K	001-40657	10.1	09/22/2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omega Therapeutics, Inc.

Date: November 9, 2023	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer
(Principal executive officer)

Date: November 9, 2023	By:	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal financial and accounting officer)