Form 10-K
period 2023-12-31
Omega Therapeutics, Inc.
filed 2024-03-28
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

At June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $140.2 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the Registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2024 was 55,154,985.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023, are incorporated herein by reference in Part III.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, the sufficiency of our cash, cash equivalents and marketable securities to fund our operating expenses and capital expenditure requirements, our ability to continue as a going concern, business strategy, product candidate development, prospective products, product candidate approvals, research and development activities and costs, future revenue, timing and likelihood of success of our business plans, plans and objectives of management, future results and timing of clinical trials, treatment potential of our product candidates, and the market potential of our product candidates are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under Part I, Item 1A. “Risk Factors” in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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
•
Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising required funds. This and other factors raise substantial doubt about the Company's ability to continue as a going concern.
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
•
Our ability to manufacture our epigenomic controller candidates, or EC candidates, for preclinical or clinical supply could be limited, especially with the increased demand for the manufacture of mRNA- and LNP-based therapeutics, which could adversely affect our development plans.
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

PART I

Item 1. Business.

Overview

Omega Therapeutics is a clinical-stage biotechnology company pioneering a new class of programmable epigenomic mRNA medicines. Our OMEGA platform harnesses the power of epigenetics and our deep understanding of genomic architecture to precisely target and controllably modulate gene expression at the pre-transcriptional level to treat or cure diseases. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as nature's innate control system for gene expression. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, called epigenomic controllers, or ECs, to target EpiZips for precision epigenomic control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions, including those with historically undruggable, intractable, and difficult-to-treat targets. Our pipeline currently consists of programs that span oncology, regenerative medicine, and multigenic diseases including immunologic and cardiometabolic conditions.

We believe that the precision epigenomic control delivered by the OMEGA platform has broad therapeutic applicability and transformational potential, spanning across:

•
Oncology. Control of target oncogenes including historically challenging, auto-regulatory or un-druggable targets in various cancers.
•
Multigenic diseases including immunologic and cardiometabolic conditions. Regulation of multiple genes within an IGD or across IGDs.
•
Regenerative medicine. Recapitulation of developmental and mature-state gene expression to drive cellular regeneration and restore normal function.

Our Pipeline

Our current pipeline includes the following programs:

Intellectual Property and Manufacturing Capabilities

We have consolidated a significant intellectual property estate covering the OMEGA platform and our ECs through our own development activities and through licenses from the Whitehead Institute at the Massachusetts Institute of Technology, or the Whitehead Institute. We are also developing internal and external manufacturing capabilities, including evaluating plans to build our own facility, to provide appropriate scale and quality to support development and commercialization of our ECs.

Our Strategy

Our objective is to become the leading programmable epigenomic medicines company by engineering, developing, manufacturing, and commercializing ECs, utilizing the OMEGA platform. Our vision is to treat and cure serious diseases by selectively and safely directing the human genome to control gene expression pre-transcriptionally without altering native DNA sequences.

Our strategy includes:

•
Strategically invest in and advance the OMEGA platform. Our scientific and technical expertise and expansive intellectual property estate have enabled us to develop our industry-leading, pioneering OMEGA platform. We plan to continue to invest in expanding our knowledge of IGD biology and epigenetics in order to identify new DNA-sequence-based epigenomic targets, the EpiZips, further our capacity to innovate and engineer proprietary ECs, expand our technologies, broaden our delivery capabilities, and enhance our institutionalized knowledge to further solidify our position as a leading digital and data-driven epigenomic medicines company. We plan to build additional computational, big-data, and advanced-analytic capabilities to maintain our leadership position. We plan to expand and strengthen our position as leaders in developing mRNA therapeutics for epigenomic control.
•
Establish ECs as a new class of programmable epigenomic mRNA medicines. Through the breadth of our research-and-development activities and the pursuit of high-value biological targets, we seek to demonstrate the unprecedented therapeutic potential of our ECs and to expand our repertoire of ECs that can be used for therapeutic applications. We have conducted in vivo preclinical studies of our ECs in multiple disease models for various indications, including hepatocellular carcinoma, or HCC, non-small cell lung cancer, or NSCLC, and inflammatory diseases, including acute respiratory distress syndrome (ARDS) and in models of fibrosis, and we expect to conduct in vivo preclinical studies for multiple additional programs. We have initiated clinical development for the HCC program and IND-enabling studies for our NSCLC program.
•
Expand our pipeline through internal and partnering efforts. We believe the OMEGA platform can be used to create therapeutics to treat a broad array of human diseases by regulating the expression of single or multiple genes. Internally, we intend to focus our development and commercialization efforts in areas of high unmet need with well-defined and circumscribed patient populations. At the same time, we plan to seek additional collaborations or co-development arrangements to mitigate development risk or gain access to novel delivery technologies.
•
Build a fully integrated digitalized biopharmaceutical company. Our intent is to develop a world-class biopharmaceutical company by leveraging our innate and differentiated platform attributes and digitalized end-to-end capabilities across research, discovery, preclinical and clinical development, manufacturing, and commercial operations. We believe the integrated and modular nature of the OMEGA platform enables iterative learnings and insights for efficient, evidence-based decision making to optimize the engineering, development, and selection of our EC candidates.
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

OMEGA Platform

We believe that the OMEGA platform represents an unprecedented approach to developing therapeutics to treat the epigenetic basis of disease by precisely controlling gene expression without altering native DNA sequences. We believe that our ECs’ ability to precisely target and provide controlled tunable and durable effects has the potential to treat a wide range of diseases.

The OMEGA platform is built on four foundational components:

1. Proprietary Database of IGDs and EpiZips as New Drug Targets

We utilize a biology-first approach to target identification starting with validated gene targets linked to a disease indication of interest. We use proprietary algorithms and machine-learning tools to mine our own and public databases to develop a comprehensive profile of the target IGD to understand how it is dysregulated in diseased states. We synthesize this information to determine the key therapeutic intervention points, the EpiZips, to be targeted with ECs to achieve the desired effect on gene expression. Through this process, we have built an expansive library of thousands of EpiZips and IGDs as potential therapeutic targets.

2. Programmable Epigenomic mRNA Medicines Tailored to Disease

We have created a modular basis for efficient and intelligent design of programmable epigenomic mRNA medicines, the ECs. These prospectively engineered investigational medicines allow us to regulate multiple genes with exquisite specificity, controllable tuning, and duration of effect. Our ECs are programmable mRNA therapeutics that express fusion proteins comprised of two components—a DNA-binding domain and an epigenomic effector protein, as shown in the figure below. The DNA-binding domain is designed to target a particular EpiZip with exquisite specificity. The epigenomic effector protein is designed to interact with DNA or DNA-associated proteins within the cell nucleus, such as histones and transcription factors, to up- or down-regulate gene expression and control the duration of effect. We use proprietary algorithms to design our ECs, including programming DNA-binding domains and selecting optimal epigenomic effector proteins. These computational tools allow us to efficiently generate numerous potential ECs and increases our ability to engineer ECs to treat a particular target.

Epigenomic Controller (EC)*

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

The initial identification of IGDs, EpiZips, and the mechanism of action for ECs directed to particular target genes are rapidly validated utilizing epigenomic controller screens. Our modular design approach allows us to accelerate our discovery process and to identify gene targets and generate initial lead ECs to modulate them in potentially as little as a few weeks.

3. Engineered, Customized Drug Delivery to Target Tissues and Cells

Delivery to the appropriate cells and tissues is critical to the successful application of our technology. We are exploring and innovating a multitude of delivery methods.

We have chosen lipid-nanoparticle-, or LNP-, delivery technology validated in third-party clinical trials for our initial programs. LNPs are currently used in products, both approved and in development. We have deep expertise in delivery formulations and leverage technological improvements and established regulatory precedents to develop our own LNPs. We are delivering our ECs as mRNA, which encodes the DNA binding domain and epigenomic effector proteins, encapsulated within a LNP. Our LNPs typically consist of 4- or 5-component molecules that encapsulate nucleic acids like mRNA, protect and transport payload to organs and tissues within the body, and facilitate their uptake into cells. We believe our LNPs are capable of providing re-dosable, non-viral, in vivo delivery to the liver, lung, central nervous system, immune cells, joints, and other cells and tissues. Once taken up into cells, the LNP enables release of the mRNA cargo into the cytoplasm where it is translated into the EC, which, in turn, is transported to the nucleus and binds to the targeted EpiZip within the specified IGD. We are currently exploring a range of cationic and ionizable LNPs from various internal and external sources and have developed proprietary LNP formulations that have shown specific and efficient in vivo functional delivery in preclinical studies. We are also expanding beyond LNP delivery technology and evaluating other delivery modalities for our future EC programs.

4. Industry-Leading Computational, Biological, and Genomic Expertise

We leverage codified learnings and insights gleaned from our lead programs to continue optimizing our platform and inform the discovery and development of subsequent product candidates. We have also established and continue to add to our knowledge bank of EpiZips and ECs. We take a rational and streamlined approach to the development of programmable epigenomic medicines to potentially provide a faster path to the clinic through robust and efficient target identification, validation, product-candidate design, and optimization. We are also continually expanding our catalog of EpiZips and novel and proprietary DNA-binding domains and epigenomic effector proteins and using computational methods to assess on-target and potential off-target binding and activity to minimize inadvertent changes in the expression of genes.

Computational Foundation

The OMEGA platform leverages novel biology and epigenetics to therapeutically control gene expression and program cell state through our significant computational capabilities. Decoding the rules of the human genome – one with billions of nucleotides, tens of thousands of genes, and up to a million regulatory sequences, all potentially interacting in 3-dimensional space – requires the creation of advanced proprietary algorithms and statistical data analysis techniques. Our cutting-edge computational tools are built on a diverse library of proprietary algorithms and deep-learning techniques, which enable us to interpret and predict the location, structure and function of IGDs. The critical scientific insights provided by the OMEGA platform enable the identification of EpiZips across therapeutic areas and indications. This deep in silico understanding and predictability also directly informs the design and rapid engineering of ECs that allow us to regulate single or multiple genes with exquisite specificity, controllable tuning, and duration of effect.

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

We have a highly skilled computational team with deep expertise and broad experience, supporting the OMEGA platform. This team develops the tools, capabilities, and specialized methods needed to address the complexity of IGD biology, design, and delivery of our ECs, and integration of a computation- and data-first philosophy company wide. We are continually growing and evolving our computational team and capabilities to drive innovation in the discovery and development of programmable epigenetic medicines, manufacturing, and our digital foundation.

Our Development Programs

Our current pipeline is strategically focused on development programs in oncology, regenerative medicine, and multigenic diseases including immunologic and cardiometabolic conditions. The OMEGA platform has broad applicability across disease processes, including neoplasia, metabolic dysregulation, fibrotic processes, immune dysfunction, vascular pathology, and tissue degeneration. We have generated in silico, in vitro and in vivo data across a number of gene targets that we have the potential to advance into the clinic ourselves or through collaborations.

Oncology

OTX-2002 for Hepatocellular Carcinoma

We are developing OTX-2002 to downregulate c-Myc, an oncogene that is dysregulated in more than 50% of human cancers and is frequently associated with poor prognosis, as a potential treatment for patients with advanced HCC. c-Myc has been shown to play a key role in liver tumor cell proliferation and is known to be upregulated in the majority of HCC cases. Drug development aimed at directly targeting c-Myc has proved challenging because its expression is tightly regulated and because it is a protein that lacks a specific active site for small molecule binding. This means that targeting c-Myc mRNA or protein is unlikely to be effective as neither approach addresses the underlying dysregulation at the transcriptional level. Unlike other more binary approaches to downregulation of gene expression, ECs can precisely modulate c-Myc expression enough to kill highly MYC-amplified cancer cells and drive tumor regression, but spare healthy surrounding cells which need only a low level of MYC for normal function.

HCC is a primary liver malignant tumor that develops in a chronic-liver-disease setting. It is typically diagnosed late in its course and the median survival period following diagnosis is approximately six to 20 months. In 2017, there were an estimated 89,950 people living with liver and liver-related cancer in the United States. Depending on the stage of disease at diagnosis, current treatment options include therapies such as surgical resection, tyrosine kinase inhibitors (TKIs), such as sorafenib and lenvatinib, orthotopic liver transplantation or radiofrequency ablation, and for more advanced patients, immune checkpoint plus anti-vascular-endothelial-growth-factor combination therapy, or palliative treatments, such as trans-catheter arterial chemo- or radio-embolization, stereotactic radiation therapy or systemic chemotherapy.

When tested in a panel of HCC cell lines, OTX-2002 made epigenetic modifications in precisely targeted regions in the genome, leading to a reduction in MYC mRNA and protein levels and driving antiproliferative effects. In preclinical studies utilizing both subcutaneous and orthotopic mouse xenograft models of HCC, OTX-2002 led to significant tumor growth inhibition with no significant impact on body weight change in mice. The antitumor activity was consistent with reduction in MYC protein levels in the tumors. Further, in both in vitro and in vivo studies, OTX-2002 in combination with lenvatinib or sorafenib, the current standard of care agents in HCC, was associated with enhanced inhibition of tumor growth in HCC tumor models.

In a preclinical study of OTX-2002 in various HCC cell lines, OTX-2002 down-regulated c-Myc and we observed loss of cellular viability across targeted HCC subtypes with effects observed for 15 days. As shown in the graph below, the EC50, which measures the concentration of a drug that provides a 50% response between baseline and the maximum response, was measured in HCC cell lines. Treatment with OTX-2002 resulted in a c-Myc mRNA expression EC50 at a mean value 0.013 ug/mL and a 50% decrease in cell viability at 0.147 ug/mL.

OTX-2002 was associated with a dose-response on expression and viability (in vitro)

In a separate preclinical study of OTX-2002 in an HCC cell line (Hep3B), we demonstrated a selective effect on the viability of cancer cells. As shown in the graph below, treatment of cancer cells with OTX-2002 at concentrations ranging from 0.001 to 500 ng/mL resulted in a significant reduction in the viability of these cells, where, by contrast, when we treated normal cells (healthy primary human liver hepatocytes) with OTX-2002 we saw no significant impact on cell viability.

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

OTX-2002 anti-tumor activity observed in HCC subcutaneous xenograft model, with no significant impact on body weight (in vivo)

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

OTX-2002 anti-tumor activity and change in body weight observed in HCC orthotopic xenograft model (in vivo)

We have also observed statistically significant combination efficacy benefit with checkpoint inhibitors, including both anti-PD-1 and anti-PD-L1 agents. In evaluation of a mouse surrogate EC for OTX-2002 in a subcutaneous HCC tumor model (Hepa1-6), groups of immune competent mice were administered 1 mg/kg of the EC every five days, 10 mg/kg of either anti-PD1 or anti-PD-L1 weekly, combinations of the EC and anti-PD1 or anti-PD-L1, or a negative control. As shown in the graph below, combination treatment resulted in statistically significant inhibition of tumor growth compared to the negative control, and further, statistically significant inhibition of tumor growth compared to all of the monotherapy treatment arms. Both combination arms were well tolerated with no significant impact on body weight observed during the study.

Treatment with EC in combination with anti-PD1 or anti-PDL1 anti-tumor activity and body weight observed in HCC xenograft model (in vivo)

In vivo treatment of OTX-2002 delivered via formulated LNPs in a mouse subcutaneous human HCC tumor model at a doses of 3 mg/kg every five days resulted in decreased tumor burden and also showed correlated changes in c-Myc expression and associated clinical biomarkers in tumors at the cellular level. As shown in the graph below, immunohistochemistry analysis of histology sections from EC candidate-treated and negative control tumors harvested from the animals in the in vivo studies described above showed significant downregulation of c-Myc protein in the tumors (indicated by loss of brown staining) as well as the expected downregulation of Ki67 (a biomarker of tumor cell proliferation) and upregulation of Caspase 3 (a biomarker of apoptosis, a type of programmed cell death).

Change in clinical biomarkers observed in HCC xenograft model

In July 2022, we announced clearance of our investigational new drug (“IND”) application from the United States Food and Drug Administration ("FDA") to initiate a Phase 1/2, first-in-human, clinical trial of OTX-2002 for the treatment of HCC.

In October 2022, we announced initiation of the Phase 1/2 MYCHELANGELOTMI clinical trial. The global study is evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of OTX-2002 as a monotherapy (Part 1) and in combination with standard of care therapies (Part 2) in patients with relapsed or refractory HCC and other solid tumor types known for association with the MYC oncogene.

In November 2022, we announced that OTX-2002 was granted Orphan Drug Designation by the FDA for the treatment of HCC.

In September 2023, we announced preliminary clinical data from the first two dose cohorts of the ongoing Phase 1/2 MYCHELANGELO I trial (NCT05497453), which is currently being conducted at clinical sites across the United States and Asia. As of the data cutoff of September 18, 2023, a total of eight patients were treated intravenously with either 0.02 mg/kg (dose level 1, n=4) or 0.05 mg/kg (dose level 2, n=4) of OTX-2002 once every two weeks. Changes in MYC DNA methylation and mRNA levels were analyzed through measurements of cell-free DNA and exosomal mRNA, respectively.

Key highlights from the preliminary clinical data from the first two dose levels of the trial, as of the data cut-off, include:

Safety and Tolerability:

•
At both dose levels, OTX-2002 was generally well tolerated, with no dose-limiting toxicities.
•
The majority of adverse events observed in the trial were grade 1 or 2.
•
The most common treatment-related adverse events were infusion-related reactions (26%) including fever and chills, generally consistent with the known profile of other FDA-approved LNP-delivered therapeutics.

Pharmacokinetics:

•
Consistent pharmacokinetic (PK) data across both dose levels with rapid clearance and minimal variability observed within and between patients.
•
No accumulation was observed following repeat administration, and low, transient levels of immune response were observed with no related adverse events or impact on PK observed.

Predictable pharmacokinetics with rapid clearance of drug product observed

Translational:

•
Highly specific on-target engagement and intended epigenetic changes at the target genomic loci were observed for all eight patients across both dose levels, as evidenced by a robust, dose-dependent increase in cell-free DNA MYC methylation signal following administration with OTX-2002. The increased methylation signal persisted throughout the two-week dosing interval.

•
Epigenetic modulation of MYC translated to rapid, robust and durable downregulation of MYC expression in exosomes in all eight patients, with mean reductions across both dose levels of approximately 55% observed 7 days following administration with OTX-2002.
•
The increase in methylation and corresponding downregulation of MYC expression observed clinically are within the ranges that led to anti-tumor activity in preclinical xenograft models.

Highly-specific target engagement and intended epigenetic state change at target genomic loci within MYC IGD observed

Rapid, robust and durable downregulation of MYC mRNA expression observed

In January 2024, we announced completion of the dose limiting toxicity (DLT) window for dose level 3 (0.06 mg/kg) in three patients with HCC. As of a data cut-off date of March 24, 2024, a total of eleven patients had been treated intravenously with either 0.02 mg/kg (dose level 1, n=4), 0.05 mg/kg (dose level 2, n=4) or 0.06 mg/kg (dose level 3, n=3) of OTX-2002 once every two weeks.

As of the data cut-off date, interim data from the first three cohorts showed:

•
OTX-2002 continued to be generally well tolerated, with no dose-limiting toxicities observed. The majority of adverse events continued to be grade 1 or 2 (87%).
•
Consistent dose-dependent pharmacokinetics with no drug accumulation observed following repeat doses. There was a low degree of variability in the PK profiles of both the LNP and

mRNA components, which were consistent both within and between patients as well as across dose levels.
•
All patients demonstrated controlled modulation and downregulation of MYC expression, an important oncogene regulating cell function and cell death.
•
The interim disease control rate (DCR) for HCC patients was 80%, reflecting 4 out of 5 efficacy-evaluable patients across the initial three dose levels having a best overall response of stable disease. These patients had an average of three or more previous therapies and entered the trial with a life expectancy of less than three months.

OTX-2002: Interim Monotherapy Overall Response Summary (as of March 24, 2024)

We believe that these interim data establish clinical proof-of-platform for Omega, highlight the potential of controlled epigenomic modulation with programmable mRNA candidates, and support the potential of epigenomic controllers as the next class of innovative therapeutics.

Based on these encouraging interim data, OTX-2002 continues to advance in monotherapy dose escalation and the Company is currently evaluating patients with HCC in cohort 4 at a dose level of 0.12 mg/kg. Cohort 4 completed the 28-day dose limiting toxicity window in early March 2024. The Company expects to report additional updated clinical data from monotherapy dose escalation in mid-2024. Following the identification of a recommended dose, the Company plans for expansion into monotherapy and combination settings in mid-2024.

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

We have identified EC candidates that have shown activity against a range of NSCLC cell lines in vitro in preclinical studies, showing down-regulation of c-Myc with concomitant loss of cellular viability. Importantly, in in vitro preclinical studies, minimal antiproliferative effects in normal primary lung epithelial cells, fibroblasts, and endothelial cells were observed with these EC candidates. In addition, the EC candidates showed synergistic effects on cell proliferation in a preclinical study when treated in combination with clinically relevant TKIs (data not shown). We also conducted preclinical studies in two subcutaneous xenograft models of NSCLC. In these studies, we treated mice with 3 mg/kg of one of our EC candidates every five days. Treatment with our MYC-targeting EC candidate showed a statistically significant reduction in tumor size during the dosing phase of the study, with no reduction in body weight of treated mice observed. In these two studies, treatment with our EC candidate was associated with an equivalent effect on tumor volume to treatment with the standards of care (positive control), chemotherapy medication used to treat several cancers, as shown in the graphs below.

EC candidate anti-tumor activity in H460 and H2009 NSCLC subcutaneous xenograft models (in vivo)

We further evaluated our MYC-targeting EC in preclinical combination settings with an immune checkpoint or EGFR inhibitor. Treatment with a MYC-EC plus an anti-PD-L1 antibody resulted in enhanced anti-tumor activity in a syngeneic mouse model of NSCLC, as shown below. Additionally, combination of MYC-EC with EGFR inhibitor, osimertinib, synergistically reduced tumor cell viability in vitro and significantly enhances tumor growth inhibition in vivo in a human xenograft model of NSCLC.

Combination of MYC-targeting EC with immune checkpoint significantly enhanced anti-tumor activity in syngeneic mouse model of NSCLC

Combination of MYC-targeting EC with EGFR inhibitor significantly enhanced anti-tumor activity in human xenograft model of NSCLC

Collectively, these findings further support the potential of OTX-2101 for the treatment of advanced NSCLC as a monotherapy or in combination settings with standard of care therapies.

Multigenic Diseases Including Immunology

We are evaluating an EC candidate to reduce expression of the CXCL1, 2, and 3 and IL-8 gene cluster in various potential indications, including inflammatory lung diseases such as neutrophilic asthma and acute respiratory distress syndrome (ARDS), dermatological and rheumatological indications, and oncology. Overexpression of the CXCL gene cluster produces chemokines that attract neutrophils and promotes local inflammation. In the case of ARDS, chemokines that recruit inflammatory cells to the lung are of pivotal importance in disease pathogenesis and expression of the CXCL1, 2, 3, and IL-8 gene cluster is elevated in the lung cells of patients with ARDS. ARDS is a devastating syndrome, with an incidence of approximately 200,000 in the United States and a mortality rate approaching 40%.

In a preclinical study of a CXCL 1-8-targeting EC candidate in human monocytes, at 24 hours post-dosing we observed a 65% decrease in gene expression of CXCL1, a 45-60% decrease in gene expression of CXCL1, CXCL2, CXCL3 and CXCL8 mRNA expression relative to control. Supernantants from the CXCL-EC-treated human lung fibroblasts demonstrated a significant decrease in neutrophil migration in vitro.

Multigenic IGD targeting of chemokine genes led to significant decrease in neutrophil migration (in vitro)

In a preclinical study in an animal model of ARDS, we observed a significant decrease in neutrophil infiltration in lungs treated with an EC candidate. Animals were administered 3 mg/kg of the EC candidate two hours prior and eight hours after lipopolysaccharide insult to induce inflammation or 10 mg/kg dexamethasone daily as a positive control. As shown in the graph below, we observed a 56% decrease in neutrophils infiltration in broncho-alveolar lavage fluid (labeled BALF in the graph below) in mice 72 hours after treatment with the EC candidate relative to disease control, a measure of the severity of the inflammatory response.

Decreased neutrophil infiltration in ARDS model (in vivo)

* p<0.05 compared to disease control

Regenerative Medicine

Liver Regeneration

We are developing EC candidates designed to increase expression of HNF4, a transcriptional master regulator, as a potential way to restore liver-cell function in patients with severe liver dysfunction. HNF4 controls development, differentiation, and homeostasis of hepatocytes and other cell types in the liver by controlling the expression of proteins, such as bilirubin, albumin, and metabolic enzymes, which are essential for normal liver function. In chronic liver disease, HNF4 is down-regulated, which contributes to the pathology of liver failure. Studies have shown that increased expression of HNF4 in even a modest fraction of hepatocytes can restore healthy liver function.

In 2020, chronic liver disease and cirrhosis were a leading cause of death in the United States, accounting for over 50,000 deaths. Depending on the etiology of disease, treatment options may include corticosteroids, antivirals or other drugs, with the final option being liver transplantation. In 2019, in the United States, there were more than 13,000 people on the liver transplant waiting list and approximately 12% died before receiving a transplant.

In preclinical studies in primary healthy human hepatocytes, treatment with a single dose of our EC candidate induced a durable increase in HNF4 for up to ten days, which we believe may be sufficient to return hepatocytes to a functional state and restore liver function in CLD and ESLD patients. We also observed that EC-mediated upregulation of HNF4α expression correlated with reduced expression of clinically relevant fibrotic genes in vitro, as shown in the graph below. These data support the proposed therapeutic mechanism of action of our EC candidate.

HNF4α-targeting EC significantly upregulated HNF4α expression and reduced key measures of fibrosis in preclinical models

As shown in the images below, in an in vivo preclinical mouse liver fibrosis model, carbon tetrachloride treatment was used to induce hepatocellular degeneration (labeled CCL4 in the images below). Treatment with a mouse surrogate construct of our EC candidate showed a significant decrease in hepatocellular degeneration on Days 31 and 38 with either one or two weekly administrations.

Mouse surrogate construct of EC candidate improved liver histology (in vivo)

We are currently conducting additional in vitro and in vivo pharmacology, formulation optimization, efficacy, and preliminary safety studies of our EC candidate.

Translational Data

A critical element for the clinical translation of our EC candidates is our ability to design EC candidates that can target IGDs and tune gene expression across species. In preclinical studies, we evaluated changes in HNF4 expression in non-human primates and in human liver tissue engrafted and grown in a mouse (labeled FRG Mouse in the graph below) treated with our EC candidate and in healthy mice treated with an EC candidate designed to target the homologous murine target sequence. As shown in the graph below, we observed therapeutically relevant up-regulation of HNF4 compared to control, with results showing a 246% increase in mice, 68% increase in non-human primates, and 31% increase in the FRG mouse. We believe that this translational fidelity of our mechanism of action supports our continued development of our EC candidates and programs.

EC candidate increased HNF4α expression in preclinical studies (in vivo)

* p<0.05 compared to negative control

Delivery Data

Our Company has extensive internal expertise with formulation, delivery, and development of mRNA medicines. We are currently exploring a range of LNP and non-LNP formulations from various internal and external sources and have developed proprietary formulations that have shown specific and efficient in vivo functional delivery of our EC candidates to a number of therapeutically relevant cell and tissue-types in preclinical studies, as shown in the figure below. Our current library of delivery formulations access a variety of tissues and cell types, including liver (e.g. hepatocytes, stellate cells, Kupffer cells), and lung (e.g. endothelium, alveoli, epithelium). Leveraging momentum in delivery, we are also advancing our capabilities to reach local joints (e.g. synovial layer, chondrocytes, immune cells), and the central nervous system (e.g. spinal cord, brain), as well as tumors (e.g. subcutaneous, orthotopic). These delivery capabilities collectively enable us to develop and expand our pipeline.

Internal development efforts to develop proprietary LNPs and expand into additional tissues

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

These technologies, along with other modalities, such as small molecules and biologics, may be used to develop therapeutic candidates that would compete against our current, and potentially future, product candidates. In addition, we expect any ECs we develop to compete with established therapeutic treatments, if any, in their target indication.

Intellectual Property

We believe our intellectual property estate is a strategic asset that has the potential to provide us with a competitive advantage. We strive to protect our proprietary technology, inventions and improvements that are commercially important to our business, including pursuing, maintaining, defending, and asserting patent rights, whether developed internally or licensed from third parties. Our policy and practice is to protect our proprietary position by various methods, including filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology (e.g., OMEGA platform, ECs, delivery and manufacturing technology), inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates. We continue to innovate and pursue in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of epigenetic medicine. We additionally rely on data exclusivity, market exclusivity and patent term extensions when available and plan to seek and rely on regulatory protection afforded through orphan drug designations for our therapeutic products. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

Our wholly owned and in-licensed patent portfolio cover various aspects of the OMEGA platform, including, manufacturing, delivery, ECs and our therapeutic programs. Our patent portfolio also covers our product candidates that are in development. As of December 31, 2023, our patent portfolio consists of 42 patent families. Among these families are 4 U.S. patents, 2 foreign patents in Europe and Japan, which will expire in 2037 or 2038. These patent families also include 38 pending U.S. patent applications (including both provisional and non-provisional applications), 94 pending foreign patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Japan, Korea, Mexico, New Zealand, Singapore, South Africa, and Taiwan, and seven owned or in-licensed Patent Cooperation Treaty (PCT) applications that have not entered national phase. Any U.S. or foreign patents issuing from or claiming priority to the pending patent applications in our patent portfolio will expire between 2037 and 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Our objective is to continue to expand our patent portfolio to protect our proprietary technology (including the OMEGA platform, ECs, delivery and manufacturing technology), inventions, improvements and current and future product candidates. Our patent portfolio currently includes one granted patent covering at least one of our product candidates.

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

The intellectual property portfolio for our OMEGA platform technology includes patent rights directed to compositions and methods of using ECs; methods and compositions for upregulating or downregulating gene expression by targeting IGDs; compositions for modulating gene expression by targeting IGDs with epigenetic effectors, physical disruptors and genetic modifiers; and methods for identifying and interrogating IGDs. The portfolio relates broadly to our existing product candidates and those we may develop in the future and the indications we target or may target in the future. Intellectual property related to our OMEGA platform includes patent applications owned by us. As of December 31, 2023, we owned two provisional U.S. patent applications disclosing certain methods for epigenetically modulating expression of a target gene related to the OMEGA platform. We expect patents issuing from or claiming priority to these pending applications, if any, to expire in 2044, excluding any patent term adjustments or extensions.

We also in-license patents and patent applications related to our OMEGA platform from Flagship. As of December 31, 2023, we in-licensed from Flagship two issued U.S. patents, one provisional U.S. patent application, six non-provisional U.S. patent applications, and 30 foreign patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Japan, Korea, Mexico, New Zealand, Singapore, South

Africa, and Taiwan related to the OMEGA platform. We expect patents issuing from or claiming priority to these pending applications, if any, to expire between 2037 and 2041, excluding any patent term adjustments or extensions.

We also in-license patents and patent applications related to our OMEGA platform from WIBR. As of December 31, 2023, we in-licensed from WIBR one issued U.S. patent, two foreign patents in Europe and Japan, four non-provisional U.S. patent applications, and 11 foreign patent applications in Canada, China, Europe, Hong Kong, Japan, and Mexico disclosing certain methods and compositions for modulating methylation of a target gene related to the OMEGA platform. We expect patents issuing from or claiming priority to these pending applications, if any, to expire in 2037 or 2038, excluding any patent term adjustments or extensions.

The foregoing account of our patent rights does not include rights to patents and patent applications owned by Acuitas and in-licensed to Omega pursuant to a non-exclusive license agreement or those owned by Nitto Denko Corporation, or Nitto, and in-licensed to us pursuant to an exclusive license agreement limited to a jointly developed drug candidate.

Delivery-related intellectual property

The patent portfolio for our delivery technology includes patent applications directed to LNP formulations, lipid molecules, and cell penetrating polypeptide compositions and their uses. We own certain of the patent applications related to our delivery technology and in-license certain of the patent applications from Flagship. As of December 31, 2023, we owned seven provisional U.S. patent applications, two non-provisional U.S. patent applications, 10 foreign patent applications in Australia, Canada, China, Europe, Japan, and Korea, and two PCT patent applications related to delivery technology. We expect patents issuing from or claiming priority to these pending applications, if any, to expire between 2041 and 2044, excluding any patent term adjustments or extensions. As of December 31, 2023, we also in-licensed from Flagship one issued U.S. patent and one non-provisional U.S. patent application related to delivery technology. We expect patents issuing from or claiming priority to these pending applications, if any, to expire in 2037, excluding any patent term adjustments or extensions.

Disease-related intellectual property

The disease-related patent rights in our intellectual property portfolio provide coverage for ECs that specifically address certain conditions and the associated disease states. The disease-related patent applications for our lead programs include those described below. Each of the disease-related patent applications described below is either wholly owned by us or is exclusively or co-exclusively licensed from WIBR or Flagship.

MYC

Our OTX-2002 program targets the c-Myc family oncogene. We have developed ECs that downregulate c-Myc for the treatment of HCC. We also have a program designed to reduce the expression of c-Myc to treat NSCLC. As of December 31, 2023, we owned three provisional U.S. patent applications related to methods of treating c-Myc related cancers. We expect patents claiming priority to these pending patent applications, if any, to expire in 2044, excluding any patent term adjustments or extensions. As of December 31, 2023, we also in-licensed from Flagship one provisional U.S. patent application, one non-provisional U.S. patent application, seventeen foreign patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan, and three PCT applications related to EC compositions of matter, methods of treating c-Myc related cancers and methods of modulating c-Myc expression. We expect patents issuing from or claiming priority to these pending patent applications, if any, to expire between 2041 and 2044, excluding any patent term adjustments or extensions.

CXCL1, 2, 3, and IL-8

We are developing EC candidates to reduce expression of the CXCL1, 2, 3, and IL-8 gene cluster. The program is designed to reduce expression of chemokines that are over-expressed in a broad range of inflammatory disorders, including rheumatoid arthritis, gout, neutrophilic asthma, and ARDS. As of December 31, 2023, we in-licensed from Flagship one PCT patent application and one foreign application in Taiwan relating to

EC compositions that target the CXCL 1-3/IL-8 IGD, and methods of treating inflammatory disorders, including rheumatoid arthritis. We expect patents issuing from or claiming priority to these pending patent applications, if any, to expire in 2043, excluding any patent term adjustments or extensions.

HNF4a

Our liver regeneration program targets the master transcriptional regulator HNF4a. We have developed EC candidates that increase expression of HNF4a to restore liver-cell function in patients with severe liver dysfunction. As of December 31, 2023, we owned one U.S. non-provisional patent application and six foreign patent applications in Australia, Canada, China, Europe, Hong Kong, and Japan related to EC compositions of matter and methods of treating liver disease. We expect patents issuing from or claiming priority to these pending patent applications, if any, to expire in 2040, excluding any patent term adjustments or extensions.

Other Disease Areas

In addition to our disease programs listed above, we also have patent applications relating to novel EC compositions and their use for treating additional disorders that would benefit from upregulation or downregulation of gene expression.

As of December 31, 2023, we owned one non-provisional U.S. patent application and six foreign patent applications in Australia, Canada, China, Europe, Hong Kong, and Japan directed to compositions and methods of treatments for neurological disorders. We expect patents issuing from or claiming priority to these pending applications, if any, to expire in 2040, excluding any patent term adjustments or extensions.

As of December 31, 2023, we owned one non-provisional U.S. patent application and six foreign patent applications in Australia, Canada, China, Europe, Hong Kong, and Japan directed to compositions and methods of treatment for metabolic disorders. We expect patents issuing from or claiming priority to these pending applications, if any, to expire in 2040, excluding any patent term adjustments or extensions.

As of December 31, 2023, we owned one provisional U.S. patent application directed to compositions and methods of treatment for metabolic disorders by modulating expression of a target gene. We expect patents issuing from or claiming priority to this pending application, if any, to expire in 2044, excluding patent term adjustments or extensions.

As of December 31, 2023, we owned three provisional U.S. patent applications directed to compositions and methods of treatment for cancer by modulating expression of a target gene. We expect any patents claiming priority to these pending applications, if any, to expire in 2044, excluding any patent term adjustments or extensions.

As of December 31, 2023, we owned one non-provisional U.S. patent application and six foreign patent applications in Australia, Canada, China, Europe, Hong Kong, and Japan directed to compositions and methods of treatment for inflammatory disorders. We expect patents issuing from or claiming priority to these pending applications, if any, to expire in 2041, excluding any patent term adjustments or extensions.

As of December 31, 2023, we owned one PCT patent application directed to compositions and methods of treatments for alopecia. We expect patents claiming priority to this pending application, if any, to expire in 2042, excluding any patent term adjustments or extensions.

As of December 31, 2023, we owned one provisional U.S. patent application directed to compositions and methods of treatments for liver disease. We expect patents claiming priority to this pending application, if any, to expire in 2044, excluding any patent term adjustments or extensions.

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

License Agreement with Flagship

In March 2019, we entered into an agreement, or the Flagship Agreement, with Flagship, pursuant to which we (i) irrevocably and unconditionally assigned to Flagship all of our right, title and interest in and to certain foundational intellectual property conceived prior to the "Launch of the Company", which is defined as the earlier of our closing of the Series B financing or the first day of employment by our CEO (such foundational intellectual property, the Foundational IP) and (ii) obtained an exclusive, worldwide, royalty-bearing, sublicensable, transferable license from Flagship under such Foundational IP to develop, manufacture and commercialize any product or process or component thereof, the development, manufacturing and commercialization of which would infringe at least one valid claim of Foundational IP absent the license granted under the Flagship Agreement in the field of therapeutics during the term of the Flagship Agreement. In addition, Flagship irrevocably and unconditionally assigned to us all of its right, title and interest in and to any and all patents claiming any inventions conceived (i) solely by Flagship Pioneering, Inc., or Flagship Management, or jointly by Flagship Management and us, (ii) after the "Launch of the Company", and (iii) as a result of activities conducted pursuant to that certain managerial agreement with Flagship Management, or the Managerial Agreement, or other participation of Flagship Management in our affairs, but excluding Foundational IP. Foundational IP is directed, among other things, to the OMEGA platform, including to general methods and compositions (e.g., ECs) to modulate gene expression by targeting IGDs and specific compositions and methods directed to specific targets for the treatment of various disorders, such as disorders related to one or more of MYC, CXCL1, CXCL2, CXCL3, and IL-8. We utilize the rights granted by Flagship under the Flagship Agreement in our OMEGA platform and our therapeutic product candidates, including our therapeutic programs directed to modulation of one or more of MYC, CXCL1, CXCL2, CXCL3, and IL-8. As of December 31, 2023, the Foundational IP was expected to expire between 2037 and 2043. The license granted to Foundational IP is contingent upon our compliance with our obligations under the Flagship Agreement. Our obligations under the Flagship Agreement include the use of commercially reasonable efforts to develop and commercialize licensed products and payments required under the Flagship Agreement, including royalties on net sales of the licensed products. Pursuant to the Flagship Agreement, we are obligated to pay Flagship, on a licensed product-by-licensed product and jurisdiction-by-jurisdiction basis, royalties in the low single-digit percentage on net sales of licensed products. We are solely responsible for the clinical development of any product candidates we develop based on the Foundational IP. Under the Flagship Agreement, Flagship retains the right to practice Foundational IP within the field of therapeutics solely for non-commercial research and development purposes and to perform its duties under the Managerial Agreement.

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

During the years ended December 31, 2023 and 2022, we incurred $0.2 million and less than $0.2 million of expenses, respectively, consisting of license maintenance fees and milestone payments.

Agreements with Acuitas

Development and Option Agreement

In October 2020, we and Acuitas entered into a development and option agreement, or the Acuitas Option Agreement. Under the Acuitas Option Agreement, the parties agreed to jointly develop certain products combining our gene modulating therapeutics with Acuitas’s LNPs. Each party granted the other party a worldwide, non-exclusive, royalty-free license under its proprietary technology to conduct the joint research. We will pay Acuitas’s personnel costs and external expenses incurred in performing research in accordance with a work plan under the Acuitas Option Agreement. Under the Acuitas Option Agreement, Acuitas granted us options to obtain non-exclusive, worldwide, sublicensable licenses under Acuitas’s patent rights and know-how related to LNP technology, or Acuitas LNP Technology, with respect to two specified targets (e.g., EC constructs), or Reserved Targets, to develop and commercialize one or more therapeutic products including mRNAs that encode the Reserved Targets. For each option and Reserved Target, we are obligated to pay an annual technology access fee and target reservation and maintenance fees collectively in the low-mid six figures until such Reserved Targets is removed from the Reserved Target list or until we exercise an option with respect to such Reserved Target. On exercise of the first option, we are required to pay a $1.5 million option exercise fee after execution of the first non-exclusive license. On exercise of the second option, we are required to pay a $1.75 million option exercise fee after execution of the second non-exclusive license. During the years ended December 31, 2023 and 2022, we incurred total expenses of $0.4 million and $1.9 million, respectively, under the Acuitas Option Agreement, consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, the material costs and the reimbursable costs.

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

Under the terms of the Nitto Agreement, we paid Nitto an upfront cash payment of $1.0 million. We are also required to make up to $83.0 million in future payments to Nitto based upon the achievement of specified development, regulatory and sales milestones. We are also obligated to pay to Nitto tiered, single-digit percentage royalties on a country-by-country basis based on net sales of the Licensed Product, subject to reduction in specified circumstances.

Unless earlier terminated, the Nitto Agreement will expire on a country-by-country basis when there are no further royalty payments owed by us to Nitto in such country with respect to the licensed product. Upon expiration of the applicable royalty term with respect to the licensed product in a country, the license will become fully paid-up, royalty-free, perpetual and irrevocable with respect to the licensed product in such country. The Nitto Agreement may be terminated by either party upon the other party’s uncured material breach of the Nitto Agreement, by either party in the event of the other party’s bankruptcy, insolvency or certain similar occurrences, by us at any time for any or no reason. During the year ended December 31, 2023, we recorded $0.9 million of research and development expenses consisting of material costs, costs of services performed by Nitto, and reimbursable costs.

Research Collaboration Agreement with Novo Nordisk

On December 31, 2023, we entered into a Research Collaboration Agreement (the “Novo RCA”) with Novo Nordisk A/S (“Novo Nordisk”), Pioneering Medicines 08, Inc. (“PM SpinCo”), and, with respect to certain provisions set forth in the Novo RCA, Pioneering Medicines (NN), LLC (“Shareholder”) and PM (NN) Explorations, Inc. (“PMCo NN” and together with PM SpinCo and Shareholder, the “PM Entities”), affiliates of Flagship Pioneering (“Flagship”). Under the terms of the Novo RCA, we granted to Novo Nordisk an exclusive, royalty-bearing, transferable license, with the right to grant sublicenses through multiple tiers, for certain of our intellectual property to conduct research and development activities under an agreed-upon research and development plan, together with the PM Entities, relating to a product candidate, or program target, for the prevention, treatment or control of a cardiometabolic disease, including diabetes, in humans throughout the world. In connection with the execution of the Novo RCA, we received an upfront nonrefundable payment of $5.1 million from Novo Nordisk and expect to receive approximately $21.6 million in cost reimbursement through 2027 to fund the related research and development activities. Novo Nordisk’s obligations to pay royalties with respect to a licensed product and country will expire upon the latest of ten years following first commercial sale of a licensed product in such country, the expiration of the last-to-expire of certain valid patent claims applicable to such licensed product in such country, and the expiration of regulatory exclusivity for such licensed product in such country, subject to certain royalty reduction and step-down provisions set forth in the Novo RCA. For more information, see Note 11 - Collaboration Agreements in the Notes to the consolidated financial statements appearing at the end of this Annual Report.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug or biologic was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

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

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the Priority Medicines, or PRIME, scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or UK, left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The Trade and Cooperation Agreement, or TCA, was agreed between the UK and EU, and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

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

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain, or GB; broadly, Northern Ireland continues to follow the EU regulatory regime, but its national competent authority will remain the MHRA. On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. Until January 1, 2024, the MHRA may rely on a decision taken by the European Commission on the approval of a new (MA in the centralized procedure), in order to more quickly grant a new GB MA. A new international recognition framework will be put in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new GB MA.

There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

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

Employees

As of December 31, 2023, we had 93 full-time employees and 1 part-time employee.

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

We have incurred significant net losses since our inception, including net losses of $97.4 million and $102.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $334.6 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for and conducting clinical trials of our product candidates.

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

Our existing cash, cash equivalents and marketable securities as of December 31, 2023 will not be sufficient to fund all of our efforts that we plan to undertake. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, as noted below, we have identified conditions and events about our ability to continue as a going concern. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because most of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $73.4 million. Based on our current operating plans, we believe we will have sufficient funds to meet our obligations into the first quarter of 2025. However, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

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

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within one year after the issuance of such financial statements. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

As of December 31, 2023, we had $19.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is September 30, 2027, subject to further extension to September 30, 2028. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical trial development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials with specific aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (EU) CTR. A decision by the UK not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Furthermore, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for a revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory exclusivity, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council. The proposals may be substantially revised before adoption, which is not anticipated before early 2025. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to developments with COVID-19, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the U.S. have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities, which could have a material adverse effect on our business. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services (CMS) Innovation Center which will be evaluation on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires certain disclosures to California individuals, affords such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our CROs or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our activities outside the United States may be subject to additional compliance requirements and generate additional risks of enforcement for noncompliance. For example, on May 25, 2018, the General Data Protection Regulation, or GDPR, went into effect and imposes strict requirements for processing the personal data of individuals within the EEA. For example, the GDPR applies extraterritorially, and requires us to make detailed disclosures to data subjects, disclose the legal basis on which we can process personal data, to obtain valid consent for collecting and processing personal data (including data from clinical trials), appoint data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides robust rights for data subjects, and adopt appropriate privacy governance, including policies, procedures, training, and data audit. It also imposes mandatory data breach notification and certain obligations on us when contracting with service providers. The GDPR provides that EEA countries may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework, or DPF, as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement and the DPF relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Additionally, since January 2021, we have had to comply with the GDPR and the United Kingdom GDPR, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover for violations. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.

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

Risks Related to our Dependence on Third Parties and Manufacturing

Our ability to manufacture our EC candidates for preclinical or clinical supply could be limited, especially with the increased demand for the manufacture of mRNA- and LNP-based therapeutics, which could adversely affect our development plans.

We rely on third-party CDMOs of mRNA therapeutics and lipid excipients, a lipid that serves as the vehicle or medium for a drug or other active substance, to manufacture our preclinical and clinical supply of our EC candidates. Vaccines to treat COVID-19 include mRNA vaccines and vaccines that utilize lipid excipients. Several vaccines for COVID-19 have been approved by the FDA. As a result, there is unprecedented demand on these CDMOs to manufacture COVID-19 vaccines and capacity for mRNA- and LNP-based therapeutics is limited and may be further limited by the potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or manufacturing slots for the products needed for our planned clinical trials. While we are working to obtain sufficient supply of our ECs for our anticipated preclinical and clinical development, we may experience supply constraints and disruptions as manufacturers prioritize supply for COVID-19 vaccines over our ECs. If we are unable to obtain the supplies we need at a reasonable price or on a timely basis or in the amounts we desire, our ability to complete the development of our EC candidates or, if we obtain regulatory approval for our EC candidates, to commercialize them, could be materially adversely affected.

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

As we continue developing manufacturing processes for our drug substance and drug product, the changes we implement to manufacturing process may in turn impact specification and stability of the drug product. Changes in our manufacturing processes may lead to failure of lots and this could lead to a substantial delay in our preclinical studies or any clinical trials. Our EC candidates may prove to have a stability profile that leads to a lower than desired shelf life of the final approved EC, if any. This poses risk in supply requirements, wasted stock, and higher cost of goods.

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

We collaborate with third parties for the development and potential commercialization of our product candidates. We may not succeed in maintaining existing collaborative relationships and establishing and maintaining future collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

We have entered into collaboration agreements and may in the future seek other collaborative relationships for the development and commercialization of our product candidates. For example, in November 2021, we entered into a five-year collaboration with PM (CF) Explorations, Inc., in October 2022, we entered into a Collaboration and License Agreement with Nitto Denko Corporation and, in December 2023, we entered into a Research and Collaboration Agreement with Novo Nordisk A/S, Pioneering Medicines 08, Inc. and other parties. Under these and any similar future arrangements with any third parties, we have or will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate product revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into. Collaborations involving our product candidates pose the following risks to us:

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

We may not be able to realize the benefit of our existing or future collaborations if we or our collaborator elect not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Any collaborator may also be subject to many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section, and any negative impact on our collaborators may adversely affect us.

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

Based on the number of shares of common stock outstanding as of December 31, 2023, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 71% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders would control the election of directors, the composition of our management and approval of any merger, consolidation, or sale of all or substantially all of our assets. This may prevent a change in our management or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

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

As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $187.4 million and $180.4 million, respectively, which may be available to offset future taxable income, if any. As of December 31, 2023, we also had federal and state research and development credit carryforwards of $12.4 million and $4.9 million, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

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

Natural disasters or pandemics could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, pandemic or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the industry-standard frameworks such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors who have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors — Our business and operations may suffer in the event of information technology system failures, deficiencies, or intrusions which could materially affect our results.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives annual reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including Chief Financial Officer and Vice President of Data and Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s collective experience includes over ten years of leading cybersecurity oversight and conducting table-top exercises of incident response scenarios.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties.

In November 2021, we entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at One Charles Park, in Cambridge, Massachusetts. Phase 1 of the lease began in May 2023 and Phase 2 of the lease began in August 2023. The lease term for each Phase ends fifteen years after the lease commencement date of each respective phase, subject to certain extension rights. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Mahesh Karande	51	President, Chief Executive Officer and Director
Joshua Reed	51	Chief Financial Officer
Thomas McCauley, Ph.D.	55	Chief Scientific Officer
Yan Moore, M.D.	57	Chief Medical Officer
Ling Zeng	55	Chief Legal and Administrative Officer
Non-Employee Directors
Christian S. Schade	62	Chairman of the Board of Directors
Rainer Boehm	63	Director
Luke M. Beshar	65	Director
Elliott M. Levy, M.D.	65	Director
John Mendlein, Ph.D., J.D.	64	Director
Michelle C. Werner	48	Director
Mary T. Szela	60	Director
Richard A. Young, Ph.D.	69	Director

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

Non-Employee Directors

Christian S. Schade has served as a member of our Board since July 2023 and as Chairman of our Board since August 2023. Mr. Schade is a seasoned executive with over 30 years of experience across private and public biopharma companies, including proven leadership in several executive roles. He joined Flagship Pioneering as a Growth Partner in January 2023. From July 2016 to August 2022, he was President and Chief Executive Office of Aprea Therapeutics. Mr. Schade had served as a member of the Aprea Therapeutics' board since 2016 and as Chairman of the board from September 2020 until August 2023. Prior to Aprea, he held leadership positions at Novira, Omthera Pharmaceuticals and Medarex. In addition to industry expertise, Mr. Schade brings extensive corporate finance and capital markets experience from the investment banking industry, with roles at Merrill Lynch and JP Morgan Chase & Co. He has served on the board of directors of Integra LifeSciences, Inc. (Nasdaq: IART) since 2006. He received a Master of Business Administration from the Wharton School at the University of Pennsylvania and a Bachelor of Arts from Princeton University. We believe that Mr. Schade’s extensive leadership experience in the biotechnology and investment bank industries qualifies him to serve on our Board.

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

Elliott M. Levy, M.D., has served on our board of directors since March 2021. Since June 2021, Dr. Levy has served as a Senior Advisor at the Boston Consulting Group. Dr. Levy served as Senior Vice President of Global Development of Amgen from September 2014 to June 2020 and Senior Vice President of R&D Strategy and Operations from June 2020 to May 2021. He has also served on the board of directors of NuCana plc since November 2021 and Editas Medicine since April 2023. Dr. Levy received his M.D. from Yale University and his B.A. from Yale College. We believe Dr. Levy's extensive experience in the industry qualifies him to serve on our board of directors.

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

Mary T. Szela has served as a member of our board of directors since June 2019. Ms. Szela currently serves as the Chief Executive Officer and President of TriSalus Life Sciences, Inc. (formerly Surefire Medical, Inc.), a privately held immuno-oncology company. From January 2016 to November 2016, Ms. Szela served as Chief Executive Officer and a director of Aegerion Pharmaceuticals, Inc. In November 2016, Aegerion Pharmaceuticals, Inc. merged with QLT Inc. to form Novelion Therapeutics Inc. where Ms. Szela served as Chief Executive Officer and as a member of its board of directors until November 2017. Ms. Szela served as the Chief Executive Officer and a member of the board of directors of Melinta Therapeutics, Inc., an antibiotic development company, from April 2013 to August 2015. Ms. Szela held ascending management positions at Abbott Laboratories from 1987 to 2012, including President of the company’s U.S. pharmaceutical business from January 2008 to December 2010. Ms. Szela has served as a member of the boards of directors of the following public companies: Kura Oncology, Inc. since November 2018, Prometheus Biosciences from March 2021 until June 2023, Coherus Biosciences from July 2014 to August 2021 and Alimera Sciences Inc. from June 2018 to March 2021. Ms. Szela earned an M.B.A. in Business and a B.S. in nursing, both from the University of Illinois. We believe that Ms. Szela’s extensive leadership experience in the pharmaceutical industry qualifies her to serve on our board of directors.

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

Michelle C. Werner, has served as a member of our Board since August 2023. She has over 20 years of biopharma experience spanning commercial and R&D responsibilities, and since April 2022 has served as the CEO of Alltrna, a biotechnology company, and CEO-Partner at Flagship Pioneering. Prior to her current role, Ms. Werner served as Worldwide Franchise Head, Solid Tumors at Novartis Oncology from July 2020 until April 2022, where she was responsible for delivering the disease area strategies across multiple tumors and led business development efforts. Prior to Novartis, she was a senior leader at AstraZeneca in several roles, including Global Franchise Head in Hematology and Head of U.S. Oncology from 2016 until July 2020. Ms. Werner previously spent 10 years at Bristol Myers Squibb in various roles in sales, marketing, and market access in both the U.S. and the U.K., and above market in Europe and Global almost exclusively in oncology. We believe that Ms. Werner’s extensive leadership experience in the pharmaceutical industry qualifies her to serve on our Board.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “OMGA” since July 30, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of March 21, 2024, there were approximately 79 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent sales of unregistered securities

We did not make any sales of unregistered securities during the year ended December 31, 2023.

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

Overview

Omega Therapeutics is a clinical-stage biotechnology company pioneering a new class of programmable epigenomic mRNA medicines. Our OMEGA platform harnesses the power of epigenetics and our deep understanding of genomic architecture to precisely target and controllably modulate gene expression at the pre-transcriptional level to treat or cure diseases. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as nature's innate control system for gene expression. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, called epigenomic controllers, or ECs, to target EpiZips for precision epigenomic control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions, including those with historically undruggable, intractable, and difficult-to-treat targets. Our pipeline currently consists of programs that span oncology, regenerative medicine, and multigenic diseases including immunologic and cardiometabolic conditions.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $73.4 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In February 2023, we completed a registered direct offering of common stock pursuant to which we issued and sold 6,920,415 shares of our common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses. In August 2023, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. During the year ended December 31, 2023, we did not sell any shares of common stock under the Sales Agreement.

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

Recent Developments

On December 31, 2023, we entered into a Research Collaboration Agreement (the “Novo RCA”) with Novo Nordisk A/S (“Novo Nordisk”), Pioneering Medicines 08, Inc. (“PM SpinCo”), and, with respect to certain provisions set forth in the Novo RCA, Pioneering Medicines (NN), LLC (“Shareholder”) and PM (NN) Explorations, Inc. (“PMCo NN” and together with PM SpinCo and Shareholder, the “PM Entities”), affiliates of Flagship Pioneering ("Flagship"). Under the terms of the Novo RCA, we granted to Novo Nordisk an exclusive, royalty-bearing, transferable license, with the right to grant sublicenses through multiple tiers, for certain of our intellectual property to conduct research and development activities under an agreed-upon research and development plan, together with the PM Entities, relating to a product candidate, or program target, for the prevention, treatment or control of a cardiometabolic disease, including diabetes, in humans throughout the world. In connection with the execution of the Novo RCA, Novo Nordisk agreed to make an upfront cash payment of $10 million, up to $522 million in future development and sales milestone payments, and mid and high-single digit to low double-digit percentage royalties on net sales of the licensed product. These payments will be shared approximately equally between us and Shareholder. In January 2024, we received $5.1 million as our share of the upfront cash payment. Novo Nordisk’s obligations to pay royalties with respect to a licensed product and country will expire upon the latest of ten years following first commercial sale of a licensed product in such country, the expiration of the last-to-expire of certain valid patent claims applicable to such licensed product in such country, and the expiration of regulatory exclusivity for such licensed product in such country, subject to certain royalty reduction and step-down provisions set forth in the Novo RCA. For more information, see Note 11 - Collaboration Agreements in the Notes to the consolidated financial statements appearing at the end of this Annual Report.

Development Programs

OTX-2002

In July 2022, we announced clearance of our investigational new drug (“IND”) application from the United States Food and Drug Administration ("FDA") to initiate a Phase 1/2, first-in-human, clinical trial of OTX-2002 for the treatment of hepatocellular carcinoma, or HCC.

In October 2022, we announced the first patient was dosed in the MYCHELANGELO™ I clinical trial. The Phase 1/2 MYCHELANGELO I trial is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary antitumor activity of OTX-2002 as a monotherapy (Part 1) and in combination with standard of care therapies (Part 2) in patients with relapsed or refractory HCC and other solid tumor types known for association with the MYC oncogene. The study is expected to enroll patients at clinical trial sites in the United States, Asia, and Europe.

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

In September 2023, we announced preliminary safety, tolerability, pharmacokinetic and translational data from the initial two dose level cohorts (n=8) from Part 1 of the ongoing MYCHELANGELO I trial. Highly specific on-target engagement and intended epigenetic changes at the target genomic loci were observed for all eight patients across both dose levels, as evidenced by a robust increase in cell-free DNA MYC methylation signal following administration with OTX-2002. This epigenetic modulation of MYC translated to rapid, robust and durable downregulation of MYC expression in all eight patients, with mean reductions across both dose levels of approximately 55% observed 7 days following administration with OTX-2002. At both dose levels, OTX-2002 was generally well tolerated, with no dose-limiting toxicities. Based on these preliminary data, OTX-2002 continues to advance in monotherapy dose escalation. We expect to report updated clinical data from monotherapy dose escalation in mid-2024. Additionally, we are planning for expansion into monotherapy and combination settings in mid-2024.

OTX-2101

In October 2022, we announced the selection of OTX-2101 as the second EC development candidate to advance into IND-enabling studies for the treatment of non-small cell lung cancer, or NSCLC.

Other EC programs

Beyond HCC and NSCLC, we continue to advance other ECs from the OMEGA platform through preclinical studies.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue recognized through December 31, 2023 has been generated through our collaboration agreement with PM (CF) Explorations, Inc., or PMCo, an affiliate of Flagship entered into in November 2021, in which we are entitled to receive reimbursement for the costs associated with our research activities performed.

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

We also include in research and development expenses certain related party expenses for general consulting, as well as facility costs and sublease income with Flagship affiliates.

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

We also include in general and administrative expenses certain related party expenses related to payments made to Flagship for general consulting, and software licenses incurred on our behalf. In addition, we include facility costs and sublease income with Flagship affiliates.

We expect that our general and administrative expenses will increase in the future as we continue to support our research and development and potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax compliance services, directors’ and officers’ liability insurance costs, and investor and public relations costs.

Other income (expense), net

Interest income (expense), net

Interest expense primarily consists of interest payments as well as the amortization of the debt discount related to our loan and security agreement. Interest income consists of interest earned from our marketable securities and money market accounts.

Other income (expense), net

Other income (expense), net primarily consists of foreign exchange gains and losses on invoices paid, as well as remeasurement gains and losses associated with changes in the fair value of the success fee obligation related to our loan and security agreement, as amended. Until settlement, fluctuations in the fair value of our success fee obligation are based on the remeasurement at each reporting period.

Results of operations

Comparison for the years ended December 31, 2023 and 2022

The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022, together with the changes in those items in thousands of dollars and as a percentage.

	Year Ended December 31,		$ Increase /
	2023	2022	(Decrease)	% Change
Collaboration revenue from related party	$3,094	$2,073	$1,021	49%
Operating expenses:
Research and development	77,169	81,167	(3,998)	(5)%
General and administrative	26,186	23,672	2,514	11%
Total operating expenses	103,355	104,839	(1,484)	(1)%
Loss from operations	(100,261)	(102,766)	(2,505)	(2)%
Other income (expense), net:
Interest income, net	2,810	222	2,588	NM
Other income (expense), net	23	(157)	180	NM
Total other income, net	2,833	65	2,768	NM
Net loss	$(97,428)	$(102,701)	$(5,273)

NM - Not meaningful

Revenue

Revenue of $3.1 million for the year ended December 31, 2023 and $2.1 million for the year ended December 31, 2022 consisted of reimbursement of research costs incurred in connection with the collaboration agreement with PMCo entered into in November 2021.

Research and development expenses

Research and development expenses decreased by $4.0 million to $77.2 million for the year ended December 31, 2023, from $81.2 million for the year ended December 31, 2022. The $4.0 million decrease was primarily driven by a decrease in external research costs of $9.2 million, external manufacturing costs of $5.5 million, consulting and professional fees of $0.8 million, and lab expenses of $0.6 million, partially offset by an increase in personnel-related expenses of $4.0 million, including stock-based compensation to support business growth, and facilities and other costs of $6.9 million.

General and administrative expenses

General and administrative expenses increased by $2.5 million to $26.2 million for the year ended December 31, 2023, from $23.7 million for the year ended December 31, 2022. The $2.5 million increase was primarily driven by an increase in professional and consulting fees of $1.4 million, as well as facilities and other administrative costs of $1.1 million.

Interest income

Interest income was $2.8 million for the year ended December 31, 2023 and $0.2 million for the year ended December 31, 2022. The $2.6 million increase in interest income, net was attributed to an increase in interest income earned on marketable securities and money market accounts during the year ended December 31, 2023 due to an increase in interest rates.

Other expense, net

Other expense, net was income of less than $0.1 million for the year ended December 31, 2023 and an expense of $0.2 million for the year ended December 31, 2022. The increase in other income, net for the year ended December 31, 2023 was primarily due to a gain on disposal of fixed assets.

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

In August 2023, we entered into the Sales Agreement, with Jefferies as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Select Market or on any other existing trading market for our common stock or to or through a market maker. During the year ended December 31, 2023, we did not sell any shares of common stock under the Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(91,510)	$(98,515)
Net cash provided by (used in) investing activities	47,515	(18,060)
Net cash provided by financing activities	41,823	708
Net change in cash, cash equivalents, and restricted cash	$(2,172)	$(115,867)

Operating activities

Net cash used in operating activities totaled $91.5 million for the twelve months ended December 31, 2023 compared to net cash used in operating activities of $98.5 million for the twelve months ended December 31, 2022. The $7.0 million decrease in operating cash outflows was primarily attributable to $5.3 million in lower net loss recognized during the year ended December 31, 2023.

Investing activities

Net cash provided by investing activities totaled $47.5 million for the year ended December 31, 2023 compared to net cash used in investing activities of $18.1 million for the year ended December 31, 2022. The increase in cash provided by investing activities was primarily attributable to higher proceeds from maturities of marketable securities of $28.8 million and lower purchases of marketable securities of $37.6 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023 consisted primarily of $39.7 million of proceeds from our registered direct offering in February 2023, net of issuance costs and $2.6 million of proceeds from the lease financing transaction. Net cash provided by financing activities for the year ended December 31, 2022 consisted of $0.7 million in proceeds from the exercise of stock options. See Thermo Furniture Sale-Leaseback in Note 9 – Commitments and contingencies in the Notes to the consolidated financial statements appearing at the end of this Annual Report for more information about the sale-leaseback financing transaction.

Loan and security agreement

On March 9, 2018, we entered into a Loan Agreement with Pacific Western Bank (“PWB”) to initially borrow $8.0 million, which was further amended on September 30, 2019 (the "First Amendment"), January 22, 2020 (the "Second Amendment"), December 30, 2020 (the “Third Amendment”), and December 20, 2021 (the "Fourth Amendment").

On September 22, 2023, we entered into another amendment to the Loan Agreement (the "Fifth Amendment"), in which PWB extended the maturity date of the loan to September 30, 2027, subject to further extension to September 30, 2028 upon receipt by us on or before December 31, 2024 of at least $50.0 million of cash proceeds from the sale of its equity securities and/or non-refundable upfront strategic partnership proceeds. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. Interest will continue to be determined at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%. We incurred $15 thousand of debt issuance costs, which was recorded as a direct reduction against the additional term loan and amortized over the life of the associated term loan as a component of interest expense using the effective interest method. Under the terms of the Fifth Amendment, we are required to pay a success fee of $0.1 million pursuant to the Fifth Amendment, in addition to the $0.2 million success fee obligation pursuant to the Fourth Amendment. The success fees are contingent on achieving specified liquidity events. We determined that the success fee obligation represented a freestanding financial instrument, and it was classified as a liability on our consolidated balance sheet and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of such obligation is remeasured at the end of each reporting period until the liability is settled.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $73.4 million. We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and conduct clinical trials for OTX-2002 and any other product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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
•
the costs of preparing, filing, and prosecuting patent applications and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property-related claims; and
•
the costs of operating as a public company.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. However, we have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. We have had recurring losses since inception and we expect to continue to generate operating losses and use cash in operations for the foreseeable future. We expect to finance our future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

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

As described previously, we borrowed an aggregate principal amount of $20.0 million under the Loan Agreement, as amended. Pursuant to the terms of the Loan Agreement, as amended, we are obligated to repay $0.3 million of principal plus interest per month beginning on September 30, 2023, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. As of December 31, 2023, the remaining amount of principal was $19.0 million.

We have office and laboratory space which is under a noncancelable lease agreement entered in 2017 and will expire in September 2024. Our lease payments for the remainder of the lease term will be approximately $0.1 million per month. In September 2020, the space was fully subleased to two other parties, which are affiliates of Flagship. One of the sublease agreements terminated in May 2022, and the other sublease agreement expires in September 2024.

In November 2021, we entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts, 02142. The term of the Lease commenced in May 2023 for Phase 1 and August 2023 for Phase 2, and ends fifteen years after lease commencement, subject to certain extension rights. The base rent for the leased space is $116.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first payment of rent under the lease, and other potential adjustments based on our utilization of certain tenant improvement allowances. In July 2023, we entered into Shared Space Arrangements with affiliates of Flagship to sublease office and laboratory space located at 140 First Street, Cambridge, Massachusetts to supplement our growth plan.

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

While our significant accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies in the Notes to consolidated financial statements appearing at the end of this Annual Report, we believe that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 - Summary of Significant Accounting Policies in the Notes to consolidated financial statements appearing at the end of this Annual Report, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a). In order to ensure sufficient resources to advance its lead program and maximize near- and long-term value creation opportunities from its platform, the Company announced a strategic prioritization in March 2024. As part of this initiative, the Company streamlined the organization and optimized its R&D efforts and cost structure to extend its cash runway into the first quarter of 2025.

(b). Recently, the Company engaged in confidential discussions with certain investors regarding the possibility of raising equity in a public offering. At this time, in light of current market conditions, the Company has determined not to proceed with such financing. The Company will continue to evaluate its cash needs and business outlook, and it may seek additional financing in the future if it considers market conditions favorable.

(c). During the fourth fiscal quarter of 2023, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

The remainder of the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2023)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in first column)
Equity compensation plans approved by security holders (1)	8,780,737	(2)	$5.69	(3)	4,019,697	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	8,780,737				4,019,697

(1)
Consists of the Omega Therapeutics, Inc. 2017 Equity Incentive Plan, as amended (the “2017 Plan”), the Omega Therapeutics, Inc. 2021 Incentive Award Plan (the “2021 Plan”) and the Omega Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
(2)
Includes 3,902,063 outstanding options to purchase stock under the 2017 Plan and 4,878,674 outstanding options to purchase stock under the 2021 Plan.
(3)
As of December 31, 2023, the weighted average exercise price of outstanding options under the 2017 Plan was $3.13 and the weighted average exercise price of outstanding options under the 2021 Plan was $7.73.
(4)
Includes 2,581,038 shares available for future issuance under the 2021 Plan and 1,438,659 shares available for issuance under the 2021 ESPP. As of July 29, 2021, in connection with our initial public offering, no further grants are made under the 2017 Plan. The 2021 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors (but no more than 26,810,000 shares may be issued upon the exercise of incentive stock options). The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 6,450,000 shares of our common stock may be issued under the 2021 ESPP.

The remainder of the information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

(a)(3) Exhibits:

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation.	8-K	001-40657	3.1	08/03/2021

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.1	12/11/2023

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

4.4	Description of Capital Stock.	10-K	001-40657	4.4	03/10/2022

10.1#	Form of Indemnification Agreement between Omega Therapeutics, Inc. and its directors and officers.	S-1/A	333-257794	10.8	7/26/2021

10.2#	2021 Incentive Award Plan and form of agreements thereunder.	S-1/A	333-257794	10.2	7/26/2021

10.3#	2021 Employee Stock Purchase Plan.	S-1/A	333-257794	10.3	7/26/2021

10.4#	Non-Employee Director Compensation Program.	S-1/A	333-257794	10.4	7/26/2021

10.5#	Employment Agreement by and between Mahesh Karande and the Registrant, dated July 25, 2021.	S-1/A	333-257794	10.17	7/26/2021

10.6#	Employment Agreement by and between Thomas McCauley and the Registrant, dated July 24, 2021.	S-1/A	333-257794	10.18	7/26/2021

10.7#	Employment Agreement by and between Yan Moore and the Registrant, dated December 12, 2021.	10-K	001-40657	10.8	3/10/2022

10.8#	Employment Agreement by and between Ling Zeng and the Registrant, dated March 18, 2022.	10-Q	001-40657	10.3	05/04/2022

10.9#	Employment Agreement by and between Joshua Reed and the Registrant, dated April 28, 2022.					*

10.10#	Consulting Agreement by and between Richard A. Young and the Registrant, dated November 7, 2016.	10-K	001-40657	10.9	03/10/2022

10.11#	Amendment to Consulting Agreement by and between Richard A. Young and the Registrant, dated October 29, 2021.	10-K	001-40657	10.1	03/10/2022

10.12#	Amendment to Consulting Agreement by and between Richard A. Young and the Registrant, dated October 5, 2022.					*

10.13#	Amendment to Consulting Agreement by and between Richard A. Young and the Registrant, dated October 6, 2023.					*

10.14	Loan and Security Agreement between Pacific Western Bank (n/k/a PacWest Bancorp) and the Registrant, dated March 9, 2018, as amended on September 30, 2019, January 22, 2020 and December 30, 2020.	S-1/A	333-257794	10.1	07/26/2021

10.15	Fourth Amendment to Loan and Security Agreement, dated December 20, 2021.	8-K	001-40657	10.1	12/21/2021

10.16	Fifth Amendment to Loan and Security Agreement, dated September 22, 2023.	8-K	001-40657	10.1	09/22/2023

10.17†	License Agreement between Flagship Pioneering Innovations V, Inc. and the Registrant, dated March 12, 2019.	S-1	333-257794	10.1	07/09/2021

10.18†	Letter Agreement re License Agreement between Flagship Pioneering Innovations V, Inc. and the Registrant dated December 31, 2023 relating to the License Agreement dated March 12, 2019					*

10.19†	Exclusive License Agreement between the Whitehead Institute for Biomedical Research and the Registrant, dated May 22, 2019.	S-1	333-257794	10.1	07/09/2021

10.20†

Waiver, Confirmation and Agreement Regarding Research Collaboration effective December 31, 2023, between Whitehead Institute for Biomedical Research and the Registrant, relating to Exclusive License Agreement, dated May 22, 2019.

						*

10.21†	Co-Exclusive License Agreement between the Whitehead Institute for Biomedical Research and the Registrant, dated May 22, 2019.	S-1	333-257794	10.1	07/09/2021

10.22†

Waiver, Confirmation and Agreement Regarding Research Collaboration effective December 31, 2023, between Whitehead Institute for Biomedical Research and the Registrant, relating to Co-Exclusive License Agreement, dated May 22, 2019.

						*

10.23†	Development and Option Agreement between Acuitas Therapeutics, Inc. and the Registrant, dated October 5, 2020, as amended.	S-1	333-257794	10.2	07/09/2021

10.24†	Non-Exclusive License Agreement between Acuitas Therapeutics, Inc. and the Registrant, dated March 22, 2021.	S-1	333-257794	10.2	07/09/2021

10.25†	Collaboration and License Agreement between Nitto Denko Corporation and the Registrant, dated October 12, 2022.	10-K	001-40657	10.20	03/01/2023

10.26	Lease Agreement between BMR-325 Vassar Street LLC and the Registrant, dated November 30, 2017.	S-1/A	333-257794	10.1	07/26/2021

10.27	Lease Agreement between Omega Therapeutics, Inc. and ARE-MA Region No, 94, LLC.	10-K	001-40657	10.1	03/10/2022

10.28	First Amendment to Lease between Omega Therapeutics, Inc. and ARE-MA Region No. 94, LLC, dated May 3, 2023	10-Q	001-40657	10.1	08/03/2023

10.29	Amendment to Shared Space Agreement between Omega Therapeutics, Inc. and Senda Biosciences, Inc., dated January 31, 2022.	10-K	001-40657	10.1	03/10/2022

10.30	Shared Space Agreement, dated as of July 12, 2023, by and between Omega Therapeutics, Inc. and Metaphor Biotechnologies, Inc.	8-K	001-40657	10.1	07/13/2023

10.31	Shared Space Agreement, dated as of July 11, 2023, by and between Omega Therapeutics, Inc. and Apriori Bio, Inc.	8-K	001-40657	10.2	07/13/2023

10.32	Shared Space Agreement, dated as of July 12, 2023, by and between Omega Therapeutics, Inc. and Flagship Labs 89, Inc.	8-K	001-40657	10.3	07/13/2023

10.33†	Research Collaboration Agreement with Novo Nordisk A/S, Pioneering Medicines 08, Inc., Omega Therapeutics, Inc. and the other parties thereto, dated as of December 31, 2023					*

10.34	Open Market Sale Agreement dated as of August 3, 2023 between Omega Therapeutics, Inc. and Jefferies LLC	8-K	001-40657	10.1	08/03/2023

10.35	Securities Purchase Agreement, dated as of February 22, 2023, by and between Omega Therapeutics, Inc. and the purchasers named therein	8-K	001-40657	10.1	02/02/2023

21.1	Subsidiaries of the Registrant.	10-K	001-40657	21.1	03/10/2022

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

97	Policy Relating to Recovery of Erroneously Awarded Compensation					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

Omega Therapeutics, Inc.

Date: March 28, 2024	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mahesh Karande	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2024
Mahesh Karande

/s/ Joshua Reed	Chief Financial Officer (principal financial officer and principal accounting officer)	March 28, 2024
Joshua Reed

/s/ Christian S. Schade	Chairman of the Board of Directors	March 28, 2024
Christian S. Schade

/s/ Rainer Boehm	Director	March 28, 2024
Rainer Boehm

/s/ Luke M. Beshar	Director	March 28, 2024
Luke M. Beshar

/s/ Elliott M. Levy	Director	March 28, 2024
Elliott M. Levy, M.D.

/s/ John Mendlein	Director	March 28, 2024
John Mendlein, Ph.D., J.D.

/s/ Mary T. Szela	Director	March 28, 2024
Mary T. Szela

/s/ Michelle C. Werner	Director	March 28, 2024
Michelle C. Werner

/s/ Richard A. Young	Director	March 28, 2024
Richard A. Young, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Omega Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 28, 2024

We have served as the Company's auditor since 2020.

Omega Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$68,443	$70,615
Marketable securities	4,986	54,063
Accounts receivable, due from related party	1,006	618
Accounts receivable	5,125	—
Prepaid expenses and other current assets	10,324	12,294
Total current assets	89,884	137,590
Property and equipment, net	5,311	4,195
Operating lease right-of-use assets, net	108,736	3,668
Restricted cash	341	341
Other assets	94	204
Total assets	$204,366	$145,998
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,620	$3,107
Accrued expenses	7,914	13,841
Other current liabilities	1,972	159
Lease liabilities, current	11,300	1,524
Long-term debt, current portion	4,000	3,333
Total current liabilities	26,806	21,964
Lease liabilities, non-current	98,243	1,120
Long-term debt, net	14,885	16,603
Other liabilities	6,416	340
Total liabilities	146,350	40,027
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 55,144,982 and 48,072,517 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	55	48
Additional paid-in capital	392,609	343,608
Accumulated other comprehensive loss	(14)	(479)
Accumulated deficit	(334,634)	(237,206)
Total stockholders’ equity	58,016	105,971
Total liabilities and stockholders’ equity	$204,366	$145,998

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Collaboration revenue from related party	$3,094	$2,073
Operating expenses:
Research and development	77,169	81,167
General and administrative	26,186	23,672
Total operating expenses	103,355	104,839
Loss from operations	(100,261)	(102,766)
Other income (expense), net:
Interest income, net	2,810	222
Other income (expense), net	23	(157)
Total other income, net	2,833	65
Net loss	$(97,428)	$(102,701)
Net loss per common stock attributable to common stockholders, basic and diluted	$(1.80)	$(2.14)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	54,010,996	47,880,819
Comprehensive loss:
Net loss	$(97,428)	$(102,701)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	465	(417)
Comprehensive loss	$(96,963)	$(103,118)

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	COMMON STOCK
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2022	47,793,469	$48	$335,147	$(62)	$(134,505)	$200,628
Issuance of common stock for options exercised	279,048	—	708	—	—	708
Other comprehensive loss	—	—	—	(417)	—	(417)
Stock-based compensation	—	—	7,753	—	—	7,753
Net loss	—	—	—	—	(102,701)	(102,701)
As of December 31, 2022	48,072,517	$48	$343,608	$(479)	$(237,206)	$105,971
Issuance of common stock for registered direct offering, net of issuance costs	6,920,415	7	39,720	—	—	39,727
Issuance of common stock for options exercised	152,050	—	488	—	—	488
Other comprehensive gain	—	—	—	465	—	465
Stock-based compensation	—	—	8,793	—	—	8,793
Net loss	—	—	—	—	(97,428)	(97,428)
As of December 31, 2023	55,144,982	$55	$392,609	$(14)	$(334,634)	$58,016

The accompanying notes are an integral part of these consolidated financial statements.

Omega Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(97,428)	$(102,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,568	1,564
Amortization of debt issuance costs and debt discount	53	67
Amortization of operating lease right-of-use assets	5,203	3,626
Accretion of discounts on marketable securities	(192)	1,045
Change in fair value of success fee obligation	92	13
Gain on disposal of fixed assets	(233)	—
Stock-based compensation expense	8,793	7,753
Changes in operating assets and liabilities:
Accounts receivable, due from related party	(388)	(362)
Accounts receivable	(5,125)
Prepaid expenses and other current assets	1,418	(8,592)
Other assets	111	(3,763)
Accounts payable	(1,487)	985
Accrued expenses and other current liabilities	(5,558)	3,233
Other liabilities	1,663	(1,383)
Net cash used in operating activities	(91,510)	(98,515)
Investing activities
Purchases of property and equipment	(2,869)	(1,380)
Proceeds from sale of property and equipment	650
Purchases of marketable securities	(19,768)	(57,415)
Proceeds from maturities of marketable securities	69,502	40,735
Net cash provided by (used in) investing activities	47,515	(18,060)
Financing activities
Proceeds from equity offering	40,000	—
Payments of equity offering costs	(273)	—
Proceeds from lease financing	2,623	—
Repayment of debt	(1,000)	—
Payments of financing fees	(15)	—
Proceeds from issuance of common stock under equity incentive plans	488	708
Net cash provided by financing activities	41,823	708
Net change in cash, cash equivalents and restricted cash	(2,172)	(115,867)
Cash, cash equivalents and restricted cash—beginning of period	70,956	186,823
Cash, cash equivalents and restricted cash—end of period	$68,784	$70,956
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$68,443	$70,615
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$68,784	$70,956
Supplemental disclosures of cash flow information
Cash paid for interest	$1,723	$1,263
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$438	$13

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

In August 2021, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 8,300,976 shares of its common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. The Company received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In February 2023, the Company completed a registered direct offering of common stock pursuant to which it issued and sold 6,920,415 shares of its common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting offering expenses.

The Company expects that its cash, cash equivalents and marketable securities of $73.4 million at December 31, 2023, will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2025. The Company has had recurring losses since inception and incurred a loss of $97.4 million during the year ended December 31, 2023. Net cash used in operations for the year ended December 31, 2023 was $91.5 million. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. Additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, the Company may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Reclassification

The Company reclassified the related party expenses in the prior year to research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss to conform to the current year's presentation.

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

Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the selection of useful lives of property and equipment, the fair value of the success fee obligation, the incremental borrowing rate used in the calculation of lease liabilities, research and development expenses, certain judgments regarding revenue recognition and stock-based compensation. Actual results could differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and cash equivalents

Cash includes cash in readily available checking accounts, and cash equivalents include money market accounts and all highly liquid investments with an original maturity of three months or less from the date of purchase. Cash and cash equivalents are recorded at cost, which approximates fair value.

Marketable securities

The Company’s marketable securities as of December 31, 2023 consisted of corporate debt securities and are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included as a component in other expense, net.

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

Guarantees and indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2023 and 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were established.

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

Equity issuance costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. There were no deferred offering costs as of December 31, 2023 and 2022.

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2023 and 2022.

Leases

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

Revenue recognition

Revenue recognized through December 31, 2023 is solely generated from the collaboration agreement with PM (CF) Explorations, Inc., or PMCo. The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, or, collectively, ASC 606.

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

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. As of December 31, 2023 and 2022, the Company has recorded a full valuation allowance against its deferred tax assets. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022.

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

Recent accounting pronouncements adopted

On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the Financial Accounting Standards Board ("FASB") issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of the standard was immaterial to the accompanying consolidated financial statements.

Recent accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about segment information and significant segment expenses. It does not change how a public entity identifies its operating segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The new standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact on its consolidated financial statements.

In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new standard requires public business entities to disclose information about income taxes paid, specific categories in the rate reconciliation, and additional information for reconciling items that meet a quantitative threshold. The guidance should be applied on a prospective basis. For public business entities, ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. For all other entities, the standard is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact on its consolidated financial statements.

3. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	December 31, 2023
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$5,000	$(14)	$4,986

	December 31, 2022
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$54,542	$(479)	$54,063

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2023, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the year ended December 31, 2023 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the year.

As of December 31, 2023, the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at December 31, 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Clinical development	$5,168	$5,232
Research and development	1,609	2,072
Facilities	1,242	1,857
Other receivables	855	1,180
Insurance	716	1,020
Software	303	157
Other	431	776
Prepaid expenses and other current assets	$10,324	$12,294

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Lab equipment	$6,633	$6,121
Furniture and fixtures	1,636	1,093
Leasehold improvements	1,290	1,378
Computer equipment	1,226	190
Construction in process	588	827
Total property and equipment	11,373	9,609
Less accumulated depreciation	(6,062)	(5,414)
Property and equipment, net	$5,311	$4,195

Depreciation expense for each of the years ended December 31, 2023 and 2022 was $1.6 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Employee related expenses	$4,482	$4,368
Research costs	1,395	3,876
Professional and consulting fees	716	743
Manufacturing costs	547	4,303
Interest	147	122
Other	627	429
Total	$7,914	$13,841

7. Term Loan

On March 9, 2018, the Company entered into the Loan Agreement with Pacific Western Bank (“PWB”) to initially borrow $8.0 million, which was further amended on September 30, 2019 (the "First Amendment"), January 22, 2020 (the "Second Amendment"), December 30, 2020 (the “Third Amendment”), and December 20, 2021 (the "Fourth Amendment").

On September 22, 2023, the Company entered into another amendment to the Loan Agreement (the "Fifth Amendment"), in which PWB extended the maturity date of the loan to September 30, 2027, subject to further extension to September 30, 2028 upon receipt by the Company on or before December 31, 2024 of at least $50.0 million of cash proceeds from the sale of its equity securities and/or non-refundable upfront strategic partnership proceeds. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. Interest will continue to be determined at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%. The Company incurred $15 thousand of debt issuance costs, which was recorded as a direct reduction against the additional term loan and will be amortized over the life of the associated term loan as a component of interest expense using the effective interest method. Under the terms of the Fifth Amendment, the Company is required to pay a success fee of $0.1 million pursuant to the Fifth Amendment, in addition to the $0.2 million success fee obligation pursuant to the Fourth Amendment. The success fees are contingent on achieving specified liquidity events. The Company determined that the success fee obligation represented a freestanding financial instrument, and it was classified as a liability on the Company’s consolidated balance sheet and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of such obligation is remeasured at the end of each reporting period until the liability is settled.

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

As of December 31, 2023, $4.0 million of the net carrying amount of the term loan was classified as short-term and $14.9 million was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	December 31,
	2023	2022
Principal	$19,000	$20,000
Unamortized debt discount	(115)	(64)
Net carrying amount	$18,885	$19,936

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 9.26% for the period from the date of issuance through December 31, 2023. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Year Ended December 31,
	2023	2022
Contractual interest expense	$1,748	$1,229
Amortization of debt issuance costs and debt discount	53	67
Total interest expense	$1,801	$1,296

At December 31, 2023 and December 31, 2022, accrued interest on the term loan was $147 thousand and $121 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2024	$4,000
2025	4,000
2026	4,000
2027	7,000
Total	$19,000

8. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents and restricted cash are measured through quoted market prices; the fair value of the Company's marketable securities is determined based on the pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Other current assets, accounts payable and accrued liabilities approximate their fair values as of December 31, 2023 and 2022, due to their short-term nature. The carrying value of the Company’s debt approximates its fair value due to its variable interest rate, which approximates a market interest rate. The success fee obligation associated with the Loan Agreement, as amended, contains unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the Company’s success fee obligation is measured at its fair value on a recurring basis using unobservable inputs.

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$10,402	$—	$—	$10,402
Corporate Debt Securities	—	4,986	—	4,986
Total	$10,402	$4,986	$—	$15,388

Financial Liabilities
Success fee obligations	$—	$—	$300	$300

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$25,776	$—	$—	$25,776
Corporate Debt Securities	—	54,063	—	54,063
Total	$25,776	$54,063	$—	$79,839

Financial Liabilities
Success fee obligation	$—	$—	$118	$118

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

As of December 31, 2023, the Company determined it was 100% probable of achieving the specified liquidity events and therefore accrued the full amount of the success fee obligations. The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligation for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Discount rate	9.0%	8.0%
Expected timing of achieving liquidity events (years)	1.0	0.3 - 1.3
Probability of achieving liquidity events	100%	75% -25%

The following table provides a roll-forward of the fair values of the Company’s success fee obligation for which fair value is determined by Level 3 inputs (in thousands):

	Success fee obligation from the Fourth Amendment	Success fee obligation from the Fifth Amendment
Fair value at January 1, 2023	$118	$—
Initial fair value of success fee obligation	—	90
Change in fair value	82	10
Fair value at December 31, 2023	$200	$100

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

20 Acorn Park Drive

On July 13, 2020, the Company entered into a Shared Space Arrangement (the Arrangement) with Sail Biomedicines, Inc., (“Sail Bio”, also formerly known as Senda Biosciences, Inc. and Kintai Therapeutics, Inc. prior to its merger with LARONDE, Inc.) to share one-third of Sail Bio's 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Sail Bio is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The Arrangement commenced on August 1, 2020, and was set to expire on July 31, 2022 with two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. In January 2022, the Company entered into an amendment to the Arrangement with Sail Bio to exercise the option to renew the lease through July 2023. The Company also modified certain provisions related to the extension term. Refer to Note 16, Related party transactions, for further details.

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

On May 3, 2023, the Company entered into a first amendment to the lease to, among other things, delay the delivery date of part of the premises, increase the initial base rent by $1.00 per rentable square foot per year, and change the address. The operating lease commenced on May 1, 2023 for the fifth floor premises and August 1, 2023 for the first floor premises for accounting purposes. The lease term for each of the floor premises is fifteen years from the respective commencement date, subject to certain extension rights. The base rent for the leased space is $116.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first full payment of rent under the lease. The operating lease includes a tenant improvement allowance of $300 per rentable square foot that is incorporated into the base rent payments, as well as an additional improvement allowance that is required to be repaid to the landlord as additional monthly rent over the lease term at an interest rate of 8%.

On July 11, 2023, the Company entered into a Shared Space Arrangement with Apriori Bio, Inc. (“Apriori”), and on July 12, 2023, the Company entered into two Shared Space Arrangements with Metaphore Biotechnologies, Inc. (“Metaphore”) and Flagship Labs 89, Inc. (“FL Labs” and, together with Metaphore and Apriori, the “Subtenants”), pursuant to which the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts, 02141 (the “Premises”). The Company leases an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at the Premises pursuant to its lease with ARE-MA Region No. 94, LLC. Metaphore, Apriori and FL Labs are affiliates of Flagship Pioneering, a significant stockholder of the Company. The term of the Sublease with Metaphore and FL Labs has commenced in August, 2023 and will end in August, 2025, and the term of the Sublease with Apriori began in September, 2023 and will end in September, 2025. The Subleases provide that the Subtenants will pay to the Company a monthly license fee that is a proportionate share of the actual base rent, operating expenses and other costs for the use and occupancy of the subleased portion of the Premises charged by the Landlord under the Lease and paid by the Company. Such proportionate share will be 12.0%, 8.4% and 8.4% for Metaphore, Apriori and Labs, respectively. The total commitment for the Subtenants' share of the base rent over the term of the Subleases is $5.2 million. The Company may terminate each Sublease and require the applicable Subtenant to immediately vacate the Premises if such Subtenant causes a default under the Lease, is in default of any provision in the applicable Sublease or acts in a manner deemed by the Company, in its sole discretion, as dangerous or threatening. The Subleases contain customary covenants, obligations and indemnities in favor of either party. For the year ended December 31, 2023, the Company received rental income of $1.4 million, which was recorded as a reduction of research and development expense and general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2023, operating lease right-of-use assets, net were $108.7 million, which were recorded separately on the Company’s consolidated balance sheet. The corresponding operating lease liabilities were $109.5 million as of December 31, 2023, of which $11.3 million were recorded in current liabilities and $98.2 million were recorded in long-term liabilities on the Company’s consolidated balance sheet.

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

The following table summarizes the components of lease expense for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Operating lease expense	$11,624	$3,820
Variable lease expense	2,819	1,357
Total lease expense	$14,443	$5,177

Variable lease expense generally includes common area maintenance, utilities and property taxes. For the year ended December 31, 2023, $11.3 million of lease expense was recorded within research and development expenses and $3.1 million was recorded within general and administrative expenses in the consolidated statement of operations and comprehensive loss. For the year ended December 31, 2022, $3.9 million of lease expense was recorded within research and development expenses and $1.2 million was recorded within general and administrative expenses in the consolidated statement of operations and comprehensive loss.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	As of
	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	14.5	1.8
Weighted average discount rate	8.9%	5.5%

Supplemental cash flow information relating to the Company's leases for the years ended December 31, 2023 and December 31, 2022 were as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$8,542	$2,637
Operating lease assets obtained in exchange for lease liabilities	$110,424	$4,393

As of December 31, 2023, the estimated minimum lease payments for 140 First Street and 325 Vassar for each of the years ending December 31 were as follows (in thousands):

2024	$11,781
2025	11,887
2026	12,213
2027	12,549
2028	12,895
Thereafter	139,504
Total minimum lease payments	200,829
Less: Imputed interest	(91,286)
Present value of operating lease liabilities	$109,543

Thermo Furniture Sale-Leaseback

In December 2023, the Company entered into a sale-leaseback arrangement with Thermo Fisher Financial Services, Inc. to provide $2.6 million in cash proceeds for previously acquired furniture and equipment. The term of the leaseback is 5 years, with an option to purchase the assets for $1 at the end of the term. The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The Company will make monthly payments of $53 thousand over the term of the lease. As of December 31, 2023, $0.4 million of the financing obligation is included in current liabilities and $2.2 million is included in long-term liabilities on the Company’s consolidated balance sheet. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability.

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

For the years ended December 31, 2023 and 2022, the Company recognized expenses of $0.2 million and less than $0.2 million, respectively, for license maintenance fees and milestone payments. There was no outstanding payment due to WIBR as of December 31, 2023 and December 31, 2022.

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

During the years ended December 31, 2023 and 2022, the Company recorded an aggregate of $0.4 million and $1.9 million of research and development expenses, respectively, consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, material costs and reimbursable costs.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option in March 2021. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. For the year ended December 31, 2022, an annual maintenance fee of $0.8 million has been recorded as research and development expense. There were no milestones triggered, and no expense was recorded related to them for the years ended December 31, 2023. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

During the year ended December 31, 2023, the Company recorded an aggregate of $0.9 million of research and development expenses consisting of material costs, costs of services performed by Nitto, and reimbursable costs.

11. Collaboration Agreements

PMCo

In November 2021, the Company entered into a five-year collaboration agreement with PM (CF) Explorations, Inc. ("PMCo"), an affiliate of Flagship, under which PMCo was granted an exclusive license covering specified patent rights of the Company’s lipid nanoparticle technology to develop one or more therapeutic products to treat diseases related to the cystic fibrosis transmembrane conductance regulator gene, like cystic fibrosis. Under the terms of the agreement, the Company performs certain research activities in accordance with the research plan, and PMCo will be solely responsible for, at its sole cost and expense, and will have sole discretion with respect to, developing, manufacturing, seeking regulatory approval for and commercializing licensed products. The research plan funding may be adjusted upon mutual written agreement from both parties. Additionally, in the event PMCo is acquired or sold, the Company is entitled to receive a portion of the proceeds of such transaction, subject to various reductions and other amounts payable in accordance with the agreement.

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

The total transaction price at December 31, 2023 was determined to be $7.9 million based on the current estimated required efforts to fulfill the performance obligation. This total includes an increase of $1.9 million in the fourth quarter of 2022, and an increase of $2.4 million in the third quarter of 2023, and an increase of $0.1 million in the fourth quarter of 2023, all of which were agreed upon with PMCo. As of December 31, 2023, the remaining transaction price was estimated to be $2.7 million, which is expected to be recognized as revenue through 2024.

The Company recognized funded research and collaboration revenue of $3.1 million and $2.1 million in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2023 and 2022, respectively. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, the Company is entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of December 31, 2023, the Company determined that the proceeds from such transaction was not probable of recognition.

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

Novo Nordisk

On December 31, 2023, the Company entered into a Research Collaboration Agreement with Novo Nordisk A/S ("Novo Nordisk") and Pioneering Medicines 08, Inc., an affiliate of Flagship (and with respect to certain provisions set forth in the agreement, Pioneering Medicines (NN), LLC and PM (NN) Explorations, Inc.). Under the terms of the agreement, the Company granted to Novo Nordisk an exclusive, royalty-bearing, transferable license, with the right to grant sublicenses through multiple tiers, for certain of its intellectual property to conduct research and development activities under an agreed-upon research and development plan relating to a product candidate, or program target, for the prevention, treatment or control of a cardiometabolic disease, including diabetes.

In January 2024, the Company received an upfront nonrefundable payment of $5.1 million from Novo Nordisk and expects to receive approximately $21.6 million in cost reimbursement through 2027 to fund the related research and development activities. The research plan funding may be adjusted upon mutual written agreement from all the parties. The Company is also eligible to receive development and commercial milestone payments, as well as tiered royalties on annual net sales of a licensed product. The term of the agreement expires at the end of the royalty term, which is the later of the 10th anniversary of the first commercial sale, the expiration of the last-to-expire payment claim, or expiration of regulatory exclusivity. Upon the expiration of the royalty term for a given licensed product in a given country in the territory, the licenses granted to Novo Nordisk pursuant to the agreement under the Omega licensed intellectual property survive and become perpetual, irrevocable, fully paid-up and royalty free with respect to such licensed product in such country.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Novo Nordisk, is a customer. The Company determined that the research activities and the exclusive license granted under the collaboration agreement is considered as a single combined performance obligation as they are incapable of being distinct. The Company will recognize revenue related to the single performance obligation over time using the input method. Under the input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which the Company believes best measures its progress towards satisfying the combined performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete performance obligation. In making such estimates, judgment is required to evaluate assumptions related to cost estimates.

As of December 31, 2023, the total transaction price was determined to be $26.7 million based on the upfront nonrefundable payment and estimated required research and development efforts. The total transaction price, including the $5.1 million nonrefundable upfront payment, is expected to be recognized as revenue beginning in 2024 through 2027. The Company will assess the probability of achieving the milestones and include them in the transaction price when they are deemed probable. Royalties will be recognized when the subsequent sales occur based on the sales or usage-based royalty exception. Costs incurred associated with this research collaboration agreement are recorded as research and development expenses.

12. Preferred and Common Stock

In 2021, the Company’s board of directors and stockholders approved the Company’s Amended and Restated Certificate of Incorporation to, among other things, provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share.

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

As of December 31, 2023, the Company has reserved an aggregate of 8,780,737 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 3,902,063 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

13. Equity Incentive Plans

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of December 31, 2023, there were no shares available for future grants under the 2017 Plan and a total of 3,902,063 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved, the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of December 31, 2023, there were 2,581,038 shares available for future grants under the 2021 Plan, and a total of 4,878,674 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2023	2022
Research and development	$4,269	$4,026
General and administrative	4,524	3,727
Total stock-based compensation expense	$8,793	$7,753

Stock Options

The assumptions used in the Black-Scholes option-pricing model for stock options granted were as follows:

	Year ended December 31,
	2023	2022
Expected volatility	74.65% - 77.06%	76.09% - 77.62%
Weighted-average risk-free interest rate	4.16%	2.69%
Expected dividend yield	0.00%	0.00%
Weighted-average expected term (in years)	6.08	6.11

A summary of option activity under the Company’s equity incentive plans during the year ended December 31, 2023 was as follows:

		Weighted	Weighted average remaining	Aggregate intrinsic
	Number of options	average exercise price	contractual life (years)	value (1) (in thousands)
Outstanding as of January 1, 2023	8,438,573	$6.00	8.40	$12,976
Granted	1,586,002	5.74
Exercised	(152,050)	3.21
Forfeited	(964,787)	7.96
Expired	(127,001)	12.73
Outstanding as of December 31, 2023	8,780,737	5.69	7.52	5,033
Vested and expected to vest as of December 31, 2023	8,780,737	5.69	7.52	5,033
Exercisable as of December 31, 2023	4,837,051	$4.79	6.71	$4,599

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2023.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2023 and 2022 was $3.97 and $5.08, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $0.7 million and $1.0 million, respectively.

As of December 31, 2023, there was $16.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

2021 Employee Stock Purchase Plan

The Company's board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan (the “2021 ESPP”) in July 2021. The purpose of the 2021 ESPP is to provide eligible employees with an opportunity to purchase shares of the Company's common stock through accumulated contributions. The 2021 ESPP permits participants to purchase shares of common stock through contributions (generally in the form of payroll deductions) of up to an amount of their eligible compensation determined by the administrator. Subject to certain other limitations or unless otherwise determined by the administrator, a participant may purchase a maximum of 100,000 shares of common stock during an offering period. The offering periods under the 2021 ESPP will begin on such date as determined by the administrator and not exceed 27 months. Amounts deducted and accumulated by the participant are used to purchase shares of common stock on each exercise date. The purchase price of the shares will be determined by the administrator but in no event will be less than 85% of the lower of the fair market value of common stock on the enrollment date or on the exercise date. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock, provided that they give notice of such withdrawal within the time period required by the administrator. Participation ends automatically upon termination of employment with the Company.

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

As of December 31, 2023, the Company had not consummated an offering period under the 2021 ESPP. As of December 31, 2023, the Company had 1,438,649 shares of common stock available for issuance under the 2021 ESPP.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(97,428)	$(102,701)
Denominator:
Weighted average number of common stock, basic and diluted	54,010,996	47,880,819
Net loss per common stock attributable to common stockholders, basic and diluted	$(1.80)	$(2.14)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of December 31,
	2023	2022
Outstanding options to purchase common stock	8,780,737	8,438,573

15. Income taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.6	7.1
Research and development tax credits	4.7	4.3
Nondeductible/ nontaxable permanent items	(0.9)	(0.5)
Change in valuation allowance	(31.4)	(32.0)
Other	0.0	0.1
Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred taxes are as follows (in thousands):

	Year ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$50,762	$40,157
Research and development credit carryforwards	16,309	11,013
Accrued expenses	1,154	1,098
Stock-based compensation	3,329	1,726
Intangibles	120	136
IRC 174 R&D capitalization	32,505	20,024
ASC 842 lease liability	30,198	722
Unrealized gain/loss	—	325
Total deferred tax assets	134,377	75,201
Less: valuation allowance	(104,630)	(74,005)
Deferred tax assets, net	29,747	1,196
Deferred tax liabilities:
Depreciation	(12)	(194)
Right of use asset	(29,706)	(1,002)
Unrealized gain/loss	(29)	—
Total deferred tax liabilities	(29,747)	(1,196)
Net deferred taxes	$—	$—

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2023 and 2022. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance as of December 31, 2023 and 2022. The valuation allowance increased by $30.6 million in 2023, due to the increase in deferred tax assets, primarily resulting from the net operating loss carryforwards, research and development tax credits, IRC 174 R&D capitalization, stock-based compensation expense and deductible accrued expenses.

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

As of December 31, 2023, the Company had $187.4 million of federal and $180.4 million of state net operating loss carryforwards. If not utilized, both the federal and state net operating loss carryforwards have components that begin to expire starting in 2036. Of the $187.4 million federal net operating loss carryforwards, $181.9 million of net operating loss generated from 2018 to 2023 will not expire. Additionally, as of December 31, 2023, the Company had $12.4 million of federal and $4.9 million of Massachusetts tax credits that expire starting in 2036 and 2031, respectively.

As of December 31, 2023 and 2022, the Company had no uncertain tax positions. The Company will recognize both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

16. Related Party Transactions

For the year ended December 31, 2023, related party transactions consisted primarily of rent payments and reimbursable expenses, offset by sublease income received from related parties.

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 53% of the Company’s outstanding voting stock as of December 31, 2023. Flagship historically provided management services to the Company, and the Company reimburses Flagship for certain expenses, including insurance and benefits, and related fees, and software licenses incurred on the Company’s behalf. For the years ended December 31, 2023 and 2022, the Company incurred $0.2 million and $1.7 million, respectively, primarily for reimbursable expenses. These expenses are recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, there was an immaterial amount of outstanding payments due to Flagship.

In July 2023 the Company entered into three Shared Space Agreements with related parties Metaphore Biotechnologies, Inc., Apriori Bio, Inc., and Flagship Labs 89, Inc. These companies are affiliates of Flagship Pioneering, a significant stockholder of the Company. Pursuant to the agreements, the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space at 140 First Street. Under the agreements, the Company has received rental income of $1.4 million for the year ended December 31, 2023. Such rental income was reflected as a reduction of research and development expense and general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. There were no outstanding receivables due from the subtenants as of December 31, 2023.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to Sail Bio (formerly known as LARONDE, Inc. and VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”), approximating $1.6 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of $2.5 million and $2.3 million during the years ended December 31, 2023 and 2022, respectively, which was recorded within research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from Sail Bio as of December 31, 2023 and December 31, 2022.

In July 2020, the Company entered into a Shared Space Arrangement (the Arrangement) with Sail Bio to share one-third of Sail Bio's 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. In January 2022, the Company entered into an amendment to the Arrangement with Sail Bio to exercise the option to renew the lease through July 2023. In connection with the amendment, the Company made an upfront payment of $2.9 million in January 2022, to cover the rent payments for the extended lease term. Additionally, upon the expiration of the extended lease term, the Company received $0.65 million from Sail Bio for all furniture, fixtures and equipment owned by the Company that will remain at the lease property. The net book value of these assets was determined to be $0.4 million, and the Company recognized a gain on this disposal of $0.2 million in June 2023 since the assets are no longer in service, which was recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.

In September 2019, the Company sublet approximately 1,445 square feet of its 325 Vassar Street facility to Cygnal, which is an affiliate of Flagship, for two years. The lease term was to continue on a month-to-month basis until advanced notice is provided to the Company. Cygnal gave notice, terminated the agreement and vacated the property in May 2022. The rental rate for the sublease arrangement was equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, approximating $0.1 million per year. The sublessee was obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income of less than $0.1 million for the year ended December 31, 2022, which was recorded as a reduction of rental expenses. Such rental income was reflected as a reduction of research and development expense and general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. There was no outstanding receivable due from Cygnal as of December 31, 2022.

Refer to other related party transactions as described in Note 9, Commitments and contingencies, Note 10, License agreements and Note 11, Collaboration agreements.

17. Employee benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. On May 1, 2022, the Company began matching 50% of employee contributions of up to 6% of eligible compensation contributed on a pre-tax and/or Roth after-tax basis to the 401(k) Plan. During the years ended December 31, 2023 and 2022, the Company made matching contributions totaling $0.6 million and $0.5 million, respectively.