Form 10-Q
period 2024-03-31
Omega Therapeutics, Inc.
filed 2024-05-06
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 55,154,985 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, the sufficiency of our cash and cash equivalents to fund our operating expenses and capital expenditure requirements, our ability to continue as a going concern, business strategy, product candidate development, prospective products, product candidate approvals, research and development activities and costs, future revenue, timing and likelihood of success of our business plans, plans and objectives of management, future results and timing of clinical trials, treatment potential of our product candidates, and the market potential of our product candidates are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
No epigenomic controllers have been approved in this potentially new class of medicines, and may never be approved as a result of efforts by others or us. mRNA drug development has substantial development and regulatory risks due to the novel and unprecedented nature of this new category of medicines.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Omega Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$60,033	$68,443
Marketable securities	—	4,986
Accounts receivable, due from related party	1,149	1,006
Accounts receivable	—	5,125
Prepaid expenses and other current assets	9,708	10,324
Total current assets	70,890	89,884
Property and equipment, net	5,013	5,311
Operating lease right-of-use assets, net	107,362	108,736
Restricted cash	341	341
Other assets	74	94
Total assets	$183,680	$204,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,579	$1,620
Accrued expenses	4,492	7,914
Other current liabilities	2,620	1,972
Lease liabilities, current	11,989	11,300
Long-term debt, current portion	4,000	4,000
Total current liabilities	24,680	26,806
Lease liabilities, non-current	97,729	98,243
Long-term debt, net	13,897	14,885
Other liabilities	6,020	6,416
Total liabilities	142,326	146,350
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 55,154,985 and 55,144,982 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	396,062	392,609
Accumulated other comprehensive loss	—	(14)
Accumulated deficit	(354,763)	(334,634)
Total stockholders’ equity	41,354	58,016
Total liabilities and stockholders’ equity	$183,680	$204,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$2,360	$516
Operating expenses:
Research and development	15,415	20,091
General and administrative	7,396	6,243
Total operating expenses	22,811	26,334
Loss from operations	(20,451)	(25,818)
Other income (expense), net:
Interest income, net	331	682
Other expense, net	(9)	(143)
Total other income, net	322	539
Net loss	$(20,129)	$(25,279)
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.36)	$(0.50)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	55,150,507	50,627,287
Comprehensive loss:
Net loss	$(20,129)	$(25,279)
Other comprehensive income (loss):
Unrealized gain on marketable securities	14	251
Comprehensive loss	$(20,115)	$(25,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2024	55,144,982	$55	$392,609	$(14)	$(334,634)	$58,016
Issuance of common stock for options exercised	10,003	—	22	—	—	22
Other comprehensive gain	—	—	—	14	—	14
Stock-based compensation	—	—	3,431	—	—	3,431
Net loss	—	—	—	—	(20,129)	(20,129)
As of March 31, 2024	55,154,985	$55	$396,062	$—	$(354,763)	$41,354

	COMMON STOCK
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2023	48,072,517	$48	$343,608	$(479)	$(237,206)	$105,971
Issuance of common stock for registered direct offering, net of issuance costs	6,920,415	7	39,720	—	—	39,727
Issuance of common stock for options exercised	30,157	—	108	—	—	108
Other comprehensive gain	—	—	—	251	—	251
Stock-based compensation	—	—	2,222	—	—	2,222
Net loss	—	—	—	—	(25,279)	(25,279)
As of March 31, 2023	55,023,089	$55	$385,658	$(228)	$(262,485)	$123,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(20,129)	$(25,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	443	371
Amortization of debt issuance costs and debt discount	12	9
Amortization of operating lease right-of-use assets	1,373	936
Accretion of discounts on marketable securities	—	18
Change in fair value of success fee obligation	—	82
Stock-based compensation expense	3,431	2,222
Changes in operating assets and liabilities:
Accounts receivable, due from related party	(143)	143
Accounts receivable	5,125	—
Prepaid expenses and other current assets	616	705
Other assets	22	(99)
Accounts payable	(36)	156
Accrued expenses and other current liabilities	(1,727)	(7,013)
Other liabilities	(792)	(362)
Net cash used in operating activities	(11,805)	(28,111)
Investing activities
Purchases of property and equipment	(535)	—
Purchases of marketable securities	—	(19,768)
Proceeds from maturities of marketable securities	5,000	41,818
Net cash provided by investing activities	4,465	22,050
Financing activities
Proceeds from equity offering	—	40,000
Payments of equity offering costs	—	(121)
Repayment of debt	(1,000)	—
Repayment of lease financing	(92)	—
Proceeds from issuance of common stock under equity incentive plans	22	108
Net cash (used in) provided by financing activities	(1,070)	39,987
Net change in cash, cash equivalents and restricted cash	(8,410)	33,926
Cash, cash equivalents and restricted cash—beginning of period	68,784	70,956
Cash, cash equivalents and restricted cash—end of period	$60,374	$104,882
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$60,033	$104,541
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$60,374	$104,882
Supplemental disclosures of cash flow information
Cash paid for interest	$484	$387
Supplemental disclosure of noncash investing and financing activities
Equity offering costs in accounts payable	$—	$152
Purchases of property and equipment included in accounts payable and accrued expenses	$6	$—

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

In February 2023, the Company completed a registered direct offering of common stock pursuant to which it issued and sold 6,920,415 shares of its common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses. In August 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. During the three months ended March 31, 2024, the Company did not sell any shares of common stock under the Sales Agreement.

The Company has had recurring losses since inception and incurred a loss of $20.1 million during the three months ended March 31, 2024. Net cash used in operations for the three months ended March 31, 2024 was $11.8 million. In order to ensure sufficient resources to advance its lead program and maximize near- and long-term value creation opportunities from its platform, the Company announced a strategic prioritization in March 2024. As part of this initiative, the Company streamlined the organization and optimized its research and development efforts and, as a result, the Company expects that its cash and cash equivalents of $60.0 million at March 31, 2024 will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2025. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. Additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, the Company may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Significant Risks and Uncertainties Related to Macroeconomic Conditions

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. In addition, unstable market and economic conditions and further disruption created by international political unrest, war and terrorism may have serious adverse consequences on our business, financial condition and results of operations.

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

Reclassification

The Company reclassified the related party expenses in the prior year to research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss to conform to the current year's presentation.

Unaudited Interim Financial Information

The accompanying condensed consolidated unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited financial statements have been prepared on the same basis as audited financial statements, except certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been consolidated or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported periods. These condensed consolidated unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024 (the “2023 10-K”).

The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Significant estimates and assumptions reflected in these condensed consolidated unaudited financial statements include, but are not limited to, the selection of useful lives of property and equipment, the incremental borrowing rate used in the calculation of lease liabilities, research and development accruals, certain judgments regarding revenue recognition and stock-based compensation. Actual results could differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the Company’s audited financial statements included in the 2023 10-K. There was no significant change of accounting policy during the three months ended March 31, 2024.

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

As of March 31, 2024, the Company did not hold any marketable securities. All of the Company's previous marketable securities matured during the three months ended March 31, 2024.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Clinical development	$5,538	$5,168
Research and development	1,908	1,609
Facilities	833	1,242
Software	480	303
Insurance	457	716
Other receivables	61	855
Other	431	431
Prepaid expenses and other current assets	$9,708	$10,324

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Lab equipment	$7,182	$6,633
Furniture and fixtures	1,636	1,636
Leasehold improvements	1,431	1,290
Computer equipment	1,226	1,226
Construction in process	42	588
Total property and equipment	11,517	11,373
Less accumulated depreciation	(6,504)	(6,062)
Property and equipment, net	$5,013	$5,311

Depreciation expense was $0.4 million for each of the three months ended March 31, 2024 and 2023.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Employee related expenses	$1,685	$4,482
Professional and consulting fees	791	716
Manufacturing costs	738	547
Research costs	691	1,395
Interest	140	147
Other	447	627
Total	$4,492	$7,914

Employee related expenses as of March 31, 2024 include $0.8 million of severance and other costs associated with the Company's cost reduction activities in the first quarter of 2024, which will be paid out in the second quarter of 2024.

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

As of March 31, 2024, $4.0 million of the net carrying amount of the term loan was classified as short-term and $13.9 million was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Principal	$18,000	$19,000
Unamortized debt discount	(103)	(115)
Net carrying amount	$17,897	$18,885

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 9.27% for the period from the date of issuance through March 31, 2024. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$418	$411
Amortization of debt issuance costs and debt discount	12	9
Total interest expense	$430	$420

At March 31, 2024 and December 31, 2023, accrued interest on the term loan was $140 thousand and $147 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2024 (remaining 9 months)	$3,000
2025	4,000
2026	4,000
2027	7,000
Total	$18,000

8. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents and restricted cash are measured through quoted market prices; the fair value of the Company's marketable securities is determined based on the pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Other current assets, accounts payable and accrued liabilities approximate their fair values as of March 31, 2024 and December 31, 2023, due to their short-term nature. The carrying value of the Company’s debt approximates its fair value due to its variable interest rate, which approximates a market interest rate. The success fee obligation associated with the Loan Agreement, as amended, contains unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the success fee obligation is measured at its fair value on a recurring basis using unobservable inputs.

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$15,609	$—	$—	$15,609

Financial Liabilities
Success fee obligations	$—	$—	$300	$300

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$10,402	$—	$—	$10,402
Corporate Debt Securities	—	4,986	—	4,986
Total	$10,402	$4,986	$—	$15,388

Financial Liabilities
Success fee obligation	$—	$—	$300	$300

In accordance with the Fourth and Fifth Amendments of the Loan Agreement with PWB, the Company will be required to pay success fees totaling $0.3 million upon the achievement of certain liquidity events; accordingly, the related obligation is recorded as other current liabilities on the condensed consolidated balance sheets as it is deemed more probable than not by the Company to be settled in less than one year. The fair value of the success fee obligation was determined using the probability-weighted expected return method. The key estimates and assumptions impacting the fair value included the probability of achieving a specified liquidity event, the expected timing of achieving a liquidity event and the discount rate. The fair value of the success fee obligation is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss, until such liability was settled.

As of March 31, 2024, the Company determined it was 100% probable of achieving the specified liquidity events and therefore accrued the full amount of the success fee obligations. The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligation as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Discount rate	9.0%	9.0%
Expected timing of achieving liquidity events (years)	0.8	1.0
Probability of achieving liquidity events	100%	100%

The change in fair value of the Company's success fee obligation was immaterial in the three months ended March 31, 2024.

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

20 Acorn Park Drive

On July 13, 2020, the Company entered into a Shared Space Arrangement (the Arrangement) with Sail Biomedicines, Inc., (“Sail Bio”, also formerly known as Senda Biosciences, Inc. and Kintai Therapeutics, Inc. prior to its merger with LARONDE, Inc.) to share one-third of Sail Bio's 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Sail Bio is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The Arrangement commenced on August 1, 2020, with an expiration date of July 31, 2022 and two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. In January 2022, the Company entered into an amendment to the Arrangement with Sail Bio to exercise the option to renew the lease through July 2023. The Company also modified certain provisions related to the extension term. The Company did not subsequently renew the lease, and the lease expired at the end of July 2023. Refer to Note 16, Related party transactions, for further details.

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

On July 11, 2023, the Company entered into a Shared Space Arrangement with Apriori Bio, Inc. (“Apriori”), and on July 12, 2023, the Company entered into two Shared Space Arrangements with Metaphore Biotechnologies, Inc. (“Metaphore”) and Flagship Labs 89, Inc. (“FL Labs” and, together with Metaphore and Apriori, the “Subtenants”), pursuant to which the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts, 02141 (the “Premises”). The Company leases an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at the Premises pursuant to its lease with ARE-MA Region No. 94, LLC. Metaphore, Apriori and FL Labs are affiliates of Flagship Pioneering, a significant stockholder of the Company. The term of the Sublease with Metaphore and FL Labs has commenced in August, 2023 and will end in August, 2025, and the term of the Sublease with Apriori began in September, 2023 and will end in September, 2025. The Subleases provide that the Subtenants will pay to the Company a monthly fee that is a proportionate share of the actual base rent, operating expenses and other costs for the use and occupancy of the subleased portion of the Premises charged by the Landlord under the Lease and paid by the Company. Such proportionate share will be 12.0%, 8.4% and 8.4% for Metaphore, Apriori and Labs, respectively. The total commitment for the Subtenants' share of the base rent over the term of the Subleases is $5.2 million. The Company may terminate each Sublease and require the applicable Subtenant to immediately vacate the Premises if such Subtenant causes a default under the Lease, is in default of any provision in the applicable Sublease or acts in a manner deemed by the Company, in its sole discretion, as dangerous or threatening. The Subleases contain customary covenants, obligations and indemnities in favor of either party. For the three months ended March 31, 2024, the Company received rental income of $1.0 million, which was recorded as a reduction of research and development expense and general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024, operating lease right-of-use assets, net were $107.4 million, which were recorded separately on the Company’s condensed consolidated balance sheet. The corresponding operating lease liabilities were $109.7 million as of March 31, 2024, of which $12.0 million were recorded in current liabilities and $97.7 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.

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

The following table summarizes the components of lease expense for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$3,792	$969
Variable lease expense	1,085	215
Total lease expense	$4,877	$1,184

Variable lease expense generally includes common area maintenance, utilities and property taxes. For the three months ended March 31, 2024 and 2023, $3.6 million and $0.9 million, respectively of lease expense was recorded within research and development expenses and $1.3 million and $0.3 million, respectively was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	As of
	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	14.3	14.5
Weighted average discount rate	8.9%	8.9%

Supplemental cash flow information relating to the Company's leases for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$2,335	$382
Operating lease assets obtained in exchange for lease liabilities	$—	$—

As of March 31, 2024, the estimated minimum lease payments for 140 First Street and 325 Vassar for each of the years ending December 31 were as follows (in thousands):

2024 (remaining 9 months)	$9,538
2025	11,887
2026	12,213
2027	12,549
2028	12,895
Thereafter	139,503
Total minimum lease payments	198,585
Less: Imputed interest	(88,867)
Present value of operating lease liabilities	$109,718

Thermo Furniture Sale-Leaseback

In December 2023, the Company entered into a sale-leaseback arrangement with Thermo Fisher Financial Services, Inc. to provide $2.6 million in cash proceeds for previously acquired furniture and equipment. The term of the leaseback is 5 years, with an option to purchase the assets for $1 at the end of the term. The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The Company will make monthly payments of $53 thousand over the term of the lease. As of March 31, 2024, $0.4 million of the financing obligation is included in current liabilities and $2.1 million is included in long-term liabilities on the Company’s condensed consolidated balance sheet. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability.

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

For the three months ended March 31, 2024 and 2023, the Company recognized expenses of $0.2 million and $0.1 million, respectively for the license maintenance fees and milestone payments. There was no outstanding payment due to WIBR as of March 31, 2024 and December 31, 2023.

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

In March 2021, the Company exercised the first option under the Development and Option Agreement and entered into a non-exclusive license agreement with Acuitas (the “Acuitas License Agreement”) under which the Company was granted a non-exclusive, worldwide, sublicensable license under the Acuitas LNP Technology to research, develop, manufacture, and commercially exploit products consisting of the Company’s gene modulating therapeutics and Acuitas’ lipid nanoparticles. In connection with the option exercise, the Company incurred an expense for the option exercise fee of $1.5 million. Under the Acuitas License Agreement, the Company is required to pay Acuitas an annual license maintenance fee in the high six figures until the Company achieves a certain development milestone. Acuitas is entitled to receive potential clinical and regulatory milestone payments of up to $18.0 million in the aggregate if the milestones are achieved. With respect to the sale of each licensed products, the Company is also obligated to pay Acuitas low single digit percentage royalties on net sales of the licensed products by the Company and its affiliates and sublicensees in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product.

For the three months ended March 31, 2024 and 2023, the Company recorded an immaterial amount and $0.2 million of research and development expenses, respectively, consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, material costs and reimbursable costs.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. There were no milestones triggered, and no milestone expense was recorded related to the Acuitas agreements for the three months ended March 31, 2024 and 2023. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

Under the terms of the Nitto Agreement, the Company made an upfront cash payment of $1.0 million, and developmental milestone payments of $1.0 million to Nitto in 2022. Both payments were recorded as research and development expenses. The Company may be required to make up to $83.0 million in future payments to Nitto based upon the achievement of specified development, regulatory and sales milestones. There were no milestones triggered, and no milestone expense was recorded related to the Nitto Agreement for the three months ended March 31, 2024 and 2023. The Company is also obligated to pay to Nitto tiered, single-digit percentage royalties on a country-by-country basis based on net sales of the licensed product, subject to reduction in specified circumstances. As such, when these expenses are considered probable and estimable, the Company will accrue expense for the amount the Company is obligated. In May 2024, the Company provided notice to terminate the Nitto Agreement. See Note 18, Subsequent Events.

During the three months ended March 31, 2024 and 2023, the Company recorded zero and $0.4 million of research and development expenses, respectively, consisting of material costs, costs of services performed by Nitto, and reimbursable costs.

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

The total transaction price at March 31, 2024 was determined to be $7.9 million based on the current estimated required efforts to fulfill the performance obligation. This total includes an increase of $1.9 million in the fourth quarter of 2022, an increase of $2.4 million in the third quarter of 2023, and an increase of $0.1 million in the fourth quarter of 2023, all of which were agreed upon with PMCo, to the original transaction price as of the inception of the contract of $3.5 million. As of March 31, 2024, the remaining transaction price was estimated to be $1.9 million, which is expected to be recognized as revenue through 2024.

The Company recognized funded research and collaboration revenue of $1.1 million and $0.5 million in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024 and 2023, respectively. Additionally, the Company recognized an immaterial amount of current deferred revenue as of March 31, 2023 based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, the Company is entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of March 31, 2024, the Company determined that the proceeds from such transaction was not probable of recognition.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Novo Nordisk, is a customer. The Company determined that the research activities and the exclusive license granted under the collaboration agreement is considered as a single combined performance obligation as they are incapable of being distinct. The Company recognizes revenue related to the single performance obligation over time using the input method. Under the input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which the Company believes best measures its progress towards satisfying the combined performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete performance obligation. In making such estimates, judgment is required to evaluate assumptions related to cost estimates.

As of March 31, 2024, the total transaction price was determined to be $26.7 million based on the upfront nonrefundable payment and estimated required research and development efforts. As of March 31, 2024, the remaining transaction price was estimated to be $25.4 million, which is expected to be recognized as revenue through 2027.

The Company recognized funded research and collaboration revenue of $1.3 million in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. Additionally, the Company had $2.0 million of current deferred revenue and $3.6 million of noncurrent deferred revenue as of March 31, 2024 based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

The Company will assess the probability of achieving the milestones and include them in the transaction price when they are deemed probable. Royalties will be recognized when the subsequent sales occur based on the sales or usage-based royalty exception.

ASC 606 Disclosures

To-date, the Company has only generated revenues from its collaboration agreements with PMCo and Novo Nordisk. During the three months ended March 31, 2024 and 2023, the Company recognized total collaboration revenue of $2.4 million and $0.5 million, respectively.

The following table summarizes the Company's contract assets and liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Contract assets:
Accounts receivable	$1,123	$6,131
Unbilled revenue	14	89
Contract liabilities:
Deferred revenue- current	2,004	—
Deferred revenue- noncurrent	3,608	—

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. Deferred revenue is included in Other current liabilities and Other liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company recognized $0.3 million and less than $0.1 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2023 and 2022, respectively.

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

As of March 31, 2024, the Company has reserved an aggregate of 11,030,752 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 3,875,234 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

13. Equity Incentive Plans

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of March 31, 2024, there were no shares available for future grants under the 2017 Plan and a total of 3,875,234 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved, the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of March 31, 2024, there were 2,526,819 shares available for future grants under the 2021 Plan, and a total of 7,155,518 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,545	$1,153
General and administrative	1,886	1,069
Total stock-based compensation expense	$3,431	$2,222

Stock Options

A summary of option activity under the Company’s equity incentive plans during the three months ended March 31, 2024 was as follows:

		Weighted	Weighted average remaining	Aggregate intrinsic
	Number of options	average exercise price	contractual life (years)	value (1) (in thousands)
Outstanding as of January 1, 2024	8,780,737	$5.69	7.52	$5,033
Granted	2,643,225	3.59
Exercised	(10,003)	2.29
Forfeited	(319,549)	6.15
Expired	(63,658)	8.98
Outstanding as of March 31, 2024	11,030,752	5.16	7.51	6,896
Vested and expected to vest as of March 31, 2024	11,030,752	5.16	7.51	6,896
Exercisable as of March 31, 2024	5,401,159	$4.93	6.33	$6,082

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of March 31, 2024.

Included in the stock options granted during the three months ended March 31, 2024, the Company granted the Chief Executive Officer an option to purchase 314,326 shares of the Company’s common stock. The option vests as to 25% of the underlying shares on February 7, 2025 and as to the remainder in twelve equal quarterly installments thereafter, such that the option will be fully vested and exercisable on February 7, 2028. In the event the Board determines that the consummation of a transaction for business development purposes satisfies the corporate goals for business development collaborations, any outstanding, unvested portion of the option will fully vest on the first anniversary of the consummation of such transaction. The potential acceleration of vesting due to the transaction is a performance condition and as of March 31, 2024, the performance condition has not been achieved. Therefore, the Company recognizes the stock-based compensation expense for the stock option over the explicit service period.

The assumptions used in the Black-Scholes option-pricing model for all the stock options granted were as follows:

Three months ended
March 31, 2024
Expected volatility	75.00% - 75.63%
Weighted-average risk-free interest rate	4.08%
Expected dividend yield	0.00%
Weighted-average expected term (in years)	6.01

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2024 was $2.45. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 was $0.02 million.

As of March 31, 2024, there was $23.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

As of March 31, 2024, the Company had not consummated an offering period under the 2021 ESPP. As of March 31, 2024, the Company had 1,990,109 shares of common stock available for issuance under the 2021 ESPP.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(20,129)	$(25,279)
Denominator:
Weighted average number of common stock, basic and diluted	55,150,507	50,627,287
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.36)	$(0.50)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Outstanding options to purchase common stock	11,030,752	9,281,727

15. Income Taxes

During the three months ended March 31, 2024 and 2023, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

16. Related Party Transactions

For the three months ended March 31, 2024, related party transactions consisted primarily of rent payments and reimbursable expenses, offset by sublease income received from related parties.

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 53% of the Company’s outstanding voting stock as of March 31, 2024. Flagship historically provided management services to the Company, and the Company reimburses Flagship for certain expenses, including insurance and benefits, and related fees, and software licenses incurred on the Company’s behalf. For the three months ended March 31, 2024 and 2023, the Company incurred less than $0.1 million and $0.2 million, respectively, primarily for reimbursable expenses. These expenses are recorded as general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024 and December 31, 2023, there was an immaterial amount of outstanding payments due to Flagship.

In July 2023 the Company entered into three Shared Space Agreements with related parties Metaphore Biotechnologies, Inc., Apriori Bio, Inc., and Flagship Labs 89, Inc. These companies are affiliates of Flagship, a controlling stockholder of the Company. Pursuant to the agreements, the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space at 140 First Street. Under the agreements, the Company has received rental income of $1.0 million for the three months ended March 31, 2024. Such rental income was reflected as a reduction of research and development expense and general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There was an immaterial amount of outstanding receivables due from the subtenants as of March 31, 2024.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to Sail Bio (formerly known as LARONDE, Inc. and VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”). We expect to receive rental income and reimbursement of related facility expenses approximating $2.4 million per year. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Under the sublease agreement, the Company received rental income and reimbursement of related expenses of $0.6 million during each of the three months ended March 31, 2024 and 2023, respectively, which was recorded within research and development expense and general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. There were no outstanding receivables due from Sail Bio as of March 31, 2024 and December 31, 2023.

In July 2020, the Company entered into a Shared Space Arrangement (the Arrangement) with Sail Bio to share one-third of Sail Bio's 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. In January 2022, the Company entered into an amendment to the Arrangement with Sail Bio to exercise the option to renew the lease through July 2023. In connection with the amendment, the Company made an upfront payment of $2.9 million in January 2022, to cover the rent payments for the extended lease term. The Company did not subsequently renew the lease, and the lease expired at the end of July 2023. Additionally, upon the expiration of the extended lease term, the Company received $0.65 million from Sail Bio for all furniture, fixtures and equipment owned by the Company that will remain at the lease property.

Refer to other related party transactions as described in Note 9, Commitments and contingencies, Note 10, License agreements and Note 11, Collaboration agreements.

17. Employee Benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. On May 1, 2022, the Company began matching 50% of employee contributions of up to 6% of eligible compensation contributed on a pre-tax and/or Roth after-tax basis to the 401(k) Plan. During the three months ended March 31, 2024 and 2023, the Company made matching contributions totaling $0.2 million and $0.3 million, respectively.

18. Subsequent Events

On May 2, 2024, the Company provided notice to terminate its Collaboration and License Agreement with Nitto Denko Corporation pursuant to Section 10.3(b) of the agreement, with an effective date of June 1, 2024 or thirty (30) days from notification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the United States Securities and Exchange Commission, or SEC, on March 28, 2024 (the “2023 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the “Special Note Regarding Forward-Looking Statements” section of this Quarterly Report.

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

As of March 31, 2024, we had cash and cash equivalents of $60.0 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In February 2023, we completed a registered direct offering of common stock pursuant to which we issued and sold 6,920,415 shares of our common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses. In August 2023, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. During the three months ended March 31, 2024, we did not sell any shares of common stock under the Sales Agreement.

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

Recent Developments

On December 31, 2023, we entered into a Research Collaboration Agreement (the “Novo RCA”) with Novo Nordisk A/S (“Novo Nordisk”), Pioneering Medicines 08, Inc. (“PM SpinCo”), and, with respect to certain provisions set forth in the Novo RCA, Pioneering Medicines (NN), LLC (“Shareholder”) and PM (NN) Explorations, Inc. (“PMCo NN” and together with PM SpinCo and Shareholder, the “PM Entities”), affiliates of Flagship Pioneering ("Flagship"). Under the terms of the Novo RCA, we granted to Novo Nordisk an exclusive, royalty-bearing, transferable license, with the right to grant sublicenses through multiple tiers, for certain of our intellectual property to conduct research and development activities under an agreed-upon research and development plan, together with the PM Entities, relating to a product candidate, or program target, for the prevention, treatment or control of a cardiometabolic disease, including diabetes, in humans throughout the world. In connection with the execution of the Novo RCA, Novo Nordisk agreed to make an upfront cash payment of $10 million, up to $522 million in future development and sales milestone payments, and mid and high-single digit to low double-digit percentage royalties on net sales of the licensed product. These payments will be shared approximately equally between us and Shareholder. In January 2024, we received $5.1 million as our share of the upfront cash payment. Novo Nordisk’s obligations to pay royalties with respect to a licensed product and country will expire upon the latest of ten years following first commercial sale of a licensed product in such country, the expiration of the last-to-expire of certain valid patent claims applicable to such licensed product in such country, and the expiration of regulatory exclusivity for such licensed product in such country, subject to certain royalty reduction and step-down provisions set forth in the Novo RCA. For more information, see Note 11 - Collaboration Agreements in the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

In September 2023, we announced preliminary safety, tolerability, pharmacokinetic and translational data from the initial two dose level cohorts (n=8) from Part 1 of the ongoing MYCHELANGELO I trial. Highly specific on-target engagement and intended epigenetic changes at the target genomic loci were observed for all eight patients across both dose levels, which led to rapid, robust and durable downregulation of MYC expression. At both dose levels, OTX-2002 was generally well tolerated, with no dose-limiting toxicities.

In March 2024, we reported an update from the first three cohorts of the monotherapy dose escalation portion of the MYCHELANGELO I trial. As of a cutoff date of March 24, 2024, data showed:

•
OTX-2002 was generally well tolerated, with no dose-limiting toxicities observed.
•
Consistent dose-dependent pharmacokinetics with no drug accumulation observed following repeat doses.
•
All patients demonstrated controlled modulation and downregulation of MYC expression, an important oncogene regulating cell function and cell death.
•
The interim disease control rate (DCR) for HCC patients was 80%, reflecting 4 out of 5 efficacy-evaluable patients across the initial three dose levels having a best overall response of stable disease. These patients had an average of three or more previous therapies and entered the trial with a life expectancy of less than twelve weeks.

OTX-2002 continues to advance in monotherapy dose escalation. We expect to report updated clinical data in mid-2024. Additionally, we are planning for expansion into monotherapy and combination settings in mid-2024.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales, and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue to date has been generated through our collaboration agreements with PM (CF) Explorations, Inc., or PMCo, an affiliate of Flagship Pioneering (“Flagship”), as well as with Novo Nordisk A/S ("Novo Nordisk") and Pioneering Medicines 08, Inc., an affiliate of Flagship. Under these collaboration agreements, we are entitled to receive reimbursement for the costs associated with our research activities performed. For the collaboration with Novo Nordisk, we also received an upfront nonrefundable payment.

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

We expect that our research and development expenses will remain consistent based on our strategic re-prioritization of our clinical and pre-clinical programs and platform efforts.

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

We expect that our general and administrative expenses will remain consistent as we continue to support our research and development and potential commercialization of our product candidates. We also expect to continue to incur expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax compliance services, directors’ and officers’ liability insurance costs, and investor and public relations costs.

Other income (expense), net

Interest income (expense), net

Interest expense primarily consists of interest payments as well as the amortization of the debt discount related to our loan and security agreement and interest payments related to our lease financing. See Note 9 - Commitments and Contingencies in the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more detail on the lease financing arrangement. Interest income consists of interest earned from our marketable securities and money market accounts.

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

Results of operations

Comparison for the three months ended March 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in thousands of dollars and as a percentage.

	Three Months Ended March 31,		$ Increase /
	2024	2023	(Decrease)	% Change

Collaboration revenue	$2,360	$516	$1,844	357%
Operating expenses:
Research and development	15,415	20,091	(4,676)	(23)%
General and administrative	7,396	6,243	1,153	18%
Total operating expenses	22,811	26,334	(3,523)	(13)%
Loss from operations	(20,451)	(25,818)	(5,367)	(21)%
Other income (expense), net:
Interest income, net	331	682	(351)	NM
Other expense, net	(9)	(143)	134	NM
Total other income (expense), net	322	539	(217)	NM
Net loss	$(20,129)	$(25,279)	$(5,150)

Revenue

Revenue for the three months ended March 31, 2024 consisted of $1.3 million related to the collaboration agreement with Novo Nordisk, and $1.1 million related to the collaboration agreement with PMCo. Revenue of $0.5 million for the three months ended March 31, 2023 consisted of reimbursement of research costs incurred in connection with the collaboration agreement with PMCo.

Research and development expenses

Research and development expenses decreased by $4.7 million to $15.4 million for the three months ended March 31, 2024, from $20.1 million for the three months ended March 31, 2023. The $4.7 million decrease was primarily driven by a decrease in external research and manufacturing costs of $5.3 million, personnel-related expenses of $0.9 million, and clinical development costs of $0.4 million, partially offset by an increase in facilities expense of $1.8 million.

General and administrative expenses

General and administrative expenses increased by $1.2 million to $7.4 million for the three months ended March 31, 2024 from $6.2 million for the three months ended March 31, 2023. The $1.2 million increase was primarily driven by an increase in facilities expense.

Interest income, net

Interest income, net decreased by $0.4 million to $0.3 million for the three months ended March 31, 2024, from $0.7 million for the three months ended March 31, 2023. The $0.4 million decrease in interest income, net was attributed to a decrease in interest income earned from marketable securities and money market accounts during the three months ended March 31, 2024 and an increase in interest expense due to the lease financing.

Other expense, net

Other expense, net was less than $0.1 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023. The decrease in other income, net for the three months ended March 31, 2024 was primarily due to higher losses associated with foreign exchange and the revaluation of the success fee obligation related to our loan and security agreement, as amended, in the prior year.

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

In August 2023, we entered into the Sales Agreement, with Jefferies as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Select Market or on any other existing trading market for our common stock or to or through a market maker. During the three months ended March 31, 2024, we did not sell any shares of common stock under the Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(11,805)	$(28,111)
Net cash provided by investing activities	4,465	22,050
Net cash (used in) provided by financing activities	(1,070)	39,987
Net change in cash, cash equivalents, and restricted cash	$(8,410)	$33,926

Operating activities

Net cash used in operating activities totaled $11.8 million for the three months ended March 31, 2024 compared to $28.1 million for the three months ended March 31, 2023. The $16.3 million decrease in operating cash outflows was primarily attributable to $5.2 million of lower net loss recognized during the three months ended March 31, 2024 and higher cash flows from working capital changes, primarily driven by accounts receivable and accrued expenses and other current liabilities.

Investing activities

Net cash provided by investing activities totaled $4.5 million for the three months ended March 31, 2024 compared to $22.1 million for the three months ended March 31, 2023. The decrease in cash provided by investing activities was primarily attributable to lower proceeds from maturities of marketable securities.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2024 consisted primarily of cash used to repay debt and for lease financing. Net cash provided by financing activities for the three months ended March 31, 2023 consisted primarily of the proceeds from our registered direct offering in February 2023, net of issuance costs.

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

Funding requirements

As of March 31, 2024, we had cash and cash equivalents of $60.0 million. We expect that our expenses will be consistent with our cost reductions through strategic re-prioritization of our clinical and pre-clinical programs and platform efforts. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

In order to ensure sufficient resources to advance our lead program and maximize near- and long-term value creation opportunities from our platform, we announced a strategic prioritization in March 2024. As part of this initiative, we streamlined the organization and optimized our research and development efforts and, as a result, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. However, we have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. We have had recurring losses since inception and we expect to continue to generate operating losses and use cash in operations for the foreseeable future. We expect to finance our future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

Contractual obligations

There have been no material changes to our contractual obligations as of March 31, 2024 from those disclosed in our 2023 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 10-K.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 - Summary of Significant Accounting Policies in the notes to the audited financial statements included in our 2023 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, including net losses of $97.4 million and $102.7 million for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $354.8 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for and conducting clinical trials of our product candidates.

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

Our existing cash and cash equivalents as of March 31, 2024 will not be sufficient to fund all of our efforts that we plan to undertake. In order to ensure sufficient resources to advance our lead program and maximize near- and long-term value creation opportunities from our platform, we announced a strategic prioritization in March 2024. As part of this initiative, we streamlined the organization and optimized our research and development efforts and, as a result, we believe that our cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, as noted below, we have identified conditions and events about our ability to continue as a going concern. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because most of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of March 31, 2024, we had cash and cash equivalents of $60.0 million. In order to ensure sufficient resources to advance our lead program and maximize near- and long-term value creation opportunities from our platform, we announced a strategic prioritization in March 2024. As part of this initiative, we streamlined the organization and optimized our research and development efforts and, as a result, based on our current operating plans, we believe we will have sufficient funds to meet our obligations into the first quarter of 2025. However, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within one year after the issuance of such financial statements. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

As of March 31, 2024, we had $18.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Pacific Western Bank, or PWB. The maturity date of the Loan Agreement is September 30, 2027, subject to further extension to September 30, 2028. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from PWB, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We have entered into collaboration agreements and may in the future seek other collaborative relationships for the development and commercialization of our product candidates. For example, in November 2021, we entered into a five-year collaboration with PM (CF) Explorations, Inc., and, in December 2023, we entered into a Research and Collaboration Agreement with Novo Nordisk A/S, Pioneering Medicines 08, Inc. and other parties. Under these and any similar future arrangements with any third parties, we have or will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate product revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into. Collaborations involving our product candidates pose the following risks to us:

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

We depend substantially on our agreements with Flagship Pioneering Innovations V, Inc., or Flagship, the Whitehead Institute for Biomedical Research, or WIBR, Acuitas Therapeutics, Inc., or Acuitas. On May 2, 2024, we terminated our Collaboration and License Agreement with Nitto Denko Corporation. See Item 5. Other Information in this Quarterly Report. Our remaining licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

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

We have taken advantage of reduced reporting burdens in this Quarterly Report and intend to continue to do so in the future. In particular, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

On May 2, 2024, the Company provided notice to terminate its Collaboration and License Agreement with Nitto Denko Corporation, dated October 12, 2023 (the “Nitto Agreement”), pursuant to Section 10.3(b) thereof, which provides that the Company may terminate the Nitto Agreement in full at its discretion for any or no reason. The termination is effective on June 1, 2024. The material terms of the Nitto Agreement were described the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2022 (File No. 001-40657), and such description is incorporated by reference herein.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider Trading Arrangements and Policies.

During the first quarter of 2024, no director of officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation.	8-K	001-40657	3.1	08/03/2021

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.1	12/11/2023

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

10.1*	Omega Therapeutics, Inc. 2021 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement issued to Mahesh Karande on February 7, 2024.					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omega Therapeutics, Inc.

Date: May 6, 2024	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer
(Principal executive officer)

Date: May 6, 2024	By:	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal financial and accounting officer)