Form 10-Q
period 2024-06-30
Omega Therapeutics, Inc.
filed 2024-08-06
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 55,154,985 shares of common stock, $0.001 par value per share, outstanding.

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

•
Significant lawsuits, including intellectual property or stockholder litigation, including the derivative suit relating to the Research Collaboration Agreement with Novo Nordisk A/S, could be costly and time-consuming to defend and could result in additional liabilities.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Omega Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$45,852	$68,443
Marketable securities	—	4,986
Accounts receivable, due from related party	692	1,006
Accounts receivable	—	5,125
Prepaid expenses and other current assets	9,519	10,324
Total current assets	56,063	89,884
Property and equipment, net	4,920	5,311
Operating lease right-of-use assets, net	107,191	108,736
Restricted cash	—	341
Other assets	51	94
Total assets	$168,225	$204,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,718	$1,620
Accrued expenses	3,936	7,914
Other current liabilities	4,061	1,972
Lease liabilities, current	11,828	11,300
Long-term debt, current portion	4,000	4,000
Total current liabilities	25,543	26,806
Lease liabilities, non-current	98,212	98,243
Long-term debt, net	12,909	14,885
Other liabilities	5,299	6,416
Total liabilities	141,963	146,350
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 55,154,985 and 55,144,982 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	397,275	392,609
Accumulated other comprehensive loss	—	(14)
Accumulated deficit	(371,068)	(334,634)
Total stockholders’ equity	26,262	58,016
Total liabilities and stockholders’ equity	$168,225	$204,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$2,134	$759	$4,494	$1,274
Operating expenses:
Research and development	12,940	25,042	28,355	45,132
General and administrative	5,774	6,557	13,170	12,800
Total operating expenses	18,714	31,599	41,525	57,932
Loss from operations	(16,580)	(30,840)	(37,031)	(56,658)
Other income (expense), net:
Interest income, net	299	957	630	1,639
Other income (expense), net	(24)	196	(33)	53
Total other income, net	275	1,153	597	1,692
Net loss	$(16,305)	$(29,687)	$(36,434)	$(54,966)
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.30)	$(0.54)	$(0.66)	$(1.04)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	55,150,507	55,071,469	55,152,746	52,861,655
Comprehensive loss:
Net loss	$(16,305)	$(29,687)	$(36,434)	$(54,966)
Other comprehensive income (loss):
Unrealized gain on marketable securities	—	57	14	308
Comprehensive loss	$(16,305)	$(29,630)	$(36,420)	$(54,658)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2024	55,144,982	$55	$392,609	$(14)	$(334,634)	$58,016
Issuance of common stock for options exercised	10,003	—	22	—	—	22
Other comprehensive gain	—	—	—	14	—	14
Stock-based compensation	—	—	3,431	—	—	3,431
Net loss	—	—	—	—	(20,129)	(20,129)
As of March 31, 2024	55,154,985	$55	$396,062	$—	$(354,763)	$41,354
Stock-based compensation	—	—	1,213	—	—	1,213
Net loss	—	—	—	—	(16,305)	(16,305)
As of June 30, 2024	55,154,985	$55	$397,275	$—	$(371,068)	$26,262

	COMMON STOCK
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2023	48,072,517	$48	$343,608	$(479)	$(237,206)	$105,971
Issuance of common stock for registered direct offering, net of issuance costs	6,920,415	7	39,720	—	—	39,727
Issuance of common stock for options exercised	30,157	—	108	—	—	108
Other comprehensive gain	—	—	—	251	—	251
Stock-based compensation	—	—	2,222	—	—	2,222
Net loss	—	—	—	—	(25,279)	(25,279)
As of March 31, 2023	55,023,089	$55	$385,658	$(228)	$(262,485)	$123,000
Issuance of common stock for options exercised	113,819	—	371			371
Other comprehensive loss	—	—	—	57	—	57
Stock-based compensation	—	—	2,178	—	—	2,178
Net loss	—	—	—	—	(29,687)	(29,687)
As of June 30, 2023	55,136,908	$55	$388,207	$(171)	$(292,172)	$95,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(36,434)	$(54,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	885	705
Amortization of debt issuance costs and debt discount	24	20
Amortization of operating lease right-of-use assets	1,544	2,421
Accretion of discounts on marketable securities	—	(206)
Change in fair value of success fee obligation	—	82
Gain on disposal of fixed assets	—	(232)
Stock-based compensation expense	4,644	4,400
Changes in operating assets and liabilities:
Accounts receivable, due from related party	314	(583)
Accounts receivable	5,125	—
Prepaid expenses and other current assets	1,146	791
Other assets	44	(350)
Accounts payable	99	3,211
Accrued expenses and other current liabilities	(958)	(5,809)
Other liabilities	(910)	(867)
Net cash used in operating activities	(24,477)	(51,383)
Investing activities
Purchases of property and equipment	(931)	(1,034)
Purchases of marketable securities	—	(19,768)
Proceeds from maturities of marketable securities	5,000	66,901
Net cash provided by investing activities	4,069	46,099
Financing activities
Proceeds from equity offering	—	40,000
Payments of equity offering costs	—	(273)
Repayment of debt	(2,000)	—
Repayment of lease financing	(205)	—
Proceeds from issuance of common stock under equity incentive plans	22	479
Net cash (used in) provided by financing activities	(2,183)	40,206
Net change in cash, cash equivalents and restricted cash	(22,591)	34,922
Cash, cash equivalents and restricted cash—beginning of period	68,784	70,956
Cash, cash equivalents and restricted cash—end of period	$46,193	$105,878
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$45,852	$105,537
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$46,193	$105,878
Supplemental disclosures of cash flow information
Cash paid for interest	$788	$822
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$368

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

In February 2023, the Company completed a registered direct offering of common stock pursuant to which it issued and sold 6,920,415 shares of its common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses. In August 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. During the six months ended June 30, 2024, the Company did not sell any shares of common stock under the Sales Agreement.

The Company has had recurring losses since inception and incurred a loss of $36.4 million during the six months ended June 30, 2024. Net cash used in operations for the six months ended June 30, 2024 was $24.5 million. In order to ensure sufficient resources to advance its lead program and maximize near- and long-term value creation opportunities from its platform, the Company announced a strategic prioritization in March 2024. As part of this initiative, the Company streamlined the organization and optimized its research and development efforts and, as a result, the Company expects that its cash and cash equivalents of $45.9 million at June 30, 2024 will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2025. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. Additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, the Company may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about the Company's ability to continue as a going concern.

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

The results for the six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Significant estimates and assumptions reflected in these condensed consolidated unaudited financial statements include, but are not limited to, the selection of useful lives of property and equipment, the incremental borrowing rate used in the calculation of lease liabilities, research and development accruals, and certain judgments regarding revenue recognition and stock-based compensation. Actual results could differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the Company’s audited financial statements included in the 2023 10-K. There was no significant change of accounting policy during the six months ended June 30, 2024.

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

3. Marketable Securities

As of June 30, 2024, the Company did not hold any marketable securities. All of the Company's previous marketable securities matured during the six months ended June 30, 2024.

The following table summarizes the Company’s marketable securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$5,000	$(14)	$4,986

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Clinical development	$5,330	$5,168
Research and development	2,010	1,609
Facilities	833	1,242
Software	408	303
Restricted cash	341	—
Insurance	174	716
Other receivables	61	855
Other	362	431
Prepaid expenses and other current assets	$9,519	$10,324

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Lab equipment	$7,573	$6,633
Furniture and fixtures	1,636	1,636
Leasehold improvements	1,431	1,290
Computer equipment	1,226	1,226
Construction in process	—	588
Total property and equipment	11,866	11,373
Less accumulated depreciation	(6,946)	(6,062)
Property and equipment, net	$4,920	$5,311

Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.5 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $0.9 million and $0.7 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Employee related expenses	$2,083	$4,482
Professional and consulting fees	671	716
Research costs	579	1,395
Manufacturing costs	282	547
Interest	132	147
Other	189	627
Accrued expenses	$3,936	$7,914

In the first quarter of 2024, the Company accrued $0.8 million of severance and other costs associated with the Company's cost reduction activities in the first quarter of 2024, which was fully paid out in the second quarter of 2024.

Employee related expenses as of June 30, 2024 include $0.7 million of severance and other costs associated with the separation of the Company's former Chief Financial Officer and Chief Medical Officer, which will be paid out in the form of salary continuation in regular installments over the 9-month period following their respective termination dates.

7. Term Loan

On March 9, 2018, the Company entered into the Loan Agreement with Banc of California (“BOC”, formerly known as Pacific Western Bank) to initially borrow $8.0 million, which was further amended on September 30, 2019 (the “First Amendment”), January 22, 2020 (the “Second Amendment”), December 30, 2020 (the “Third Amendment”), and December 20, 2021 (the “Fourth Amendment”).

On September 22, 2023, the Company entered into another amendment to the Loan Agreement (the “Fifth Amendment”), in which BOC extended the maturity date of the loan to September 30, 2027, subject to further extension to September 30, 2028 upon receipt by the Company on or before December 31, 2024 of at least $50.0 million of cash proceeds from the sale of its equity securities and/or non-refundable upfront strategic partnership proceeds. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. Interest will continue to be determined at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%. The Company incurred $15 thousand of debt issuance costs, which was recorded as a direct reduction against the additional term loan and will be amortized over the life of the associated term loan as a component of interest expense using the effective interest method. The Company is required to pay a success fee of $0.1 million pursuant to the Fifth Amendment, in addition to the $0.2 million success fee obligation pursuant to the Fourth Amendment. The success fees are contingent on achieving specified liquidity events. The Company determined that the success fee obligation represented a freestanding financial instrument, and it was classified as a liability on the Company’s condensed consolidated balance sheet and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the condensed consolidated statements of operations and comprehensive loss. The fair value of such obligation is remeasured at the end of each reporting period until the liability is settled.

In addition, pursuant to the Fifth Amendment, the Company agreed to maintain with BOC, at all times, a balance of at least $5.0 million of unrestricted cash, subject to termination upon the Company’s prepayment of outstanding loans in an aggregate amount of at least $5.0 million or if the principal balance of the loans is less than $10.0 million.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, the Company is subject to certain affirmative and negative covenants to which the Company will remain subject until maturity.

As of June 30, 2024, $4.0 million of the net carrying amount of the term loan was classified as short-term and $12.9 million was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	June 30,	December 31,
	2024	2023
Principal	$17,000	$19,000
Unamortized debt discount	(91)	(115)
Net carrying amount	$16,909	$18,885

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 9.27% for the period from the date of issuance through June 30, 2024. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$394	$447	$812	$867
Amortization of debt issuance costs and debt discount	12	9	24	20
Total interest expense	$406	$456	$836	$887

At June 30, 2024 and December 31, 2023, accrued interest on the term loan was $132 thousand and $147 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2024 (remaining 6 months)	$2,000
2025	4,000
2026	4,000
2027	7,000
Total	$17,000

8. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents and restricted cash are measured through quoted market prices; the fair value of the Company's marketable securities is determined based on the pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Other current assets, accounts payable and accrued liabilities approximate their fair values as of June 30, 2024 and December 31, 2023, due to their short-term nature. The carrying value of the Company’s debt approximates its fair value due to its variable interest rate, which approximates a market interest rate. The success fee obligation associated with the Loan Agreement, as amended, contains unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the success fee obligation is measured at its fair value on a recurring basis using unobservable inputs.

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$15	$—	$—	$15

Financial Liabilities
Success fee obligation	$—	$—	$300	$300

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$10,402	$—	$—	$10,402
Corporate Debt Securities	—	4,986	—	4,986
Total	$10,402	$4,986	$—	$15,388

Financial Liabilities
Success fee obligation	$—	$—	$300	$300

In accordance with the Fourth and Fifth Amendments of the Loan Agreement with BOC, the Company will be required to pay success fees totaling $0.3 million upon the achievement of certain liquidity events; accordingly, the related obligation is recorded as other current liabilities on the condensed consolidated balance sheets as it is deemed more probable than not by the Company to be settled in less than one year. The fair value of the success fee obligation was determined using the probability-weighted expected return method. The key estimates and assumptions impacting the fair value included the probability of achieving a specified liquidity event, the expected timing of achieving a liquidity event and the discount rate. The fair value of the success fee obligation is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss, until such liability was settled.

As of June 30, 2024, the Company determined it was 100% probable of achieving the specified liquidity events and therefore accrued the full amount of the success fee obligation. The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligation as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Discount rate	9.0%	9.0%
Expected timing of achieving liquidity events (years)	0.5	1.0
Probability of achieving liquidity events	100%	100%

The change in fair value of the Company's success fee obligation was immaterial in the six months ended June 30, 2024.

9. Leases

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

20 Acorn Park Drive

On July 13, 2020, the Company entered into a Shared Space Arrangement (the Arrangement) with Sail Biomedicines, Inc., (“Sail Bio”, also formerly known as Senda Biosciences, Inc. and Kintai Therapeutics, Inc. prior to its merger with LARONDE, Inc.) to share one-third of Sail Bio's 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Sail Bio is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The

Arrangement commenced on August 1, 2020, with an expiration date of July 31, 2022 and two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. In January 2022, the Company entered into an amendment to the Arrangement with Sail Bio to exercise the option to renew the lease through July 2023. The Company also modified certain provisions related to the extension term. The Company did not subsequently renew the lease, and the lease expired at the end of July 2023. Refer to Note 17, Related Party Transactions, for further details.

140 First Street (formerly known as One Charles Park)

On November 4, 2021, the Company entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts, 02142. The lease includes two phases. Phase 1 includes approximately 78,380 rentable square feet for the fifth floor. Phase 2 includes 10,866 rentable square feet in a separate suite on the first floor. In accordance with the lease agreement, the Company paid $0.8 million upon the execution of the lease, which has offset the first month's rent. Phase 1 of the lease commenced in May 2023, and Phase 2 commenced in August 2023.

On May 3, 2023, the Company entered into a first amendment to the lease to, among other things, delay the delivery date of part of the premises, increase the initial base rent by $1.00 per rentable square foot per year, and change the address. The operating lease commenced on May 1, 2023 for the fifth floor premises and August 1, 2023 for the first floor premises for accounting purposes. The lease term for each of the floor premises is fifteen years from the respective commencement date, subject to certain extension rights. The base rent for the leased space is $116.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first full payment of rent under the lease. The operating lease includes a tenant improvement allowance of $300 per rentable square foot that is incorporated into the base rent payments, as well as an additional improvement allowance that is required to be repaid to the landlord as additional monthly rent over the lease term at an interest rate of 8%. On June 24, 2024, the Company entered into a second amendment to the lease to no longer require landlord consent to enter into Shared Space Arrangements.

On July 11, 2023, the Company entered into a Shared Space Arrangement with Apriori Bio, Inc. (“Apriori”), and on July 12, 2023, the Company entered into two Shared Space Arrangements with Metaphore Biotechnologies, Inc. (“Metaphore”) and Flagship Labs 89, Inc., now known as Prologue Medicines, Inc., ("Prologue" and, together with Metaphore and Apriori, the “Subtenants”), pursuant to which the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts, 02141 (the “Premises”). Metaphore, Apriori and FL Labs are affiliates of Flagship Pioneering, a significant stockholder of the Company. The term of the Sublease with Metaphore and Prologue has commenced in August, 2023 and will end in August, 2025, and the term of the Sublease with Apriori began in September, 2023 and will end in September, 2025. The Subleases provide that the Subtenants will pay to the Company a monthly fee that is a proportionate share of the actual base rent, operating expenses and other costs for the use and occupancy of the subleased portion of the Premises charged by the Landlord under the Lease and paid by the Company. Such proportionate share of the fifth floor is 12.0%, 8.4% and 8.4% for Metaphore, Apriori and Prologue, respectively. In June 2024, the Company entered into amendments to the Shared Space Arrangements with the Subtenants, which increased the proportionate share of the fifth floor to 16.2%, 11.3% and 11.3% for Metaphore, Apriori and Prologue, respectively, effective July 1, 2024. The total commitment for the Subtenants' share of the base rent over the term of the Subleases is $6.2 million. The Company may terminate each Sublease and require the applicable Subtenant to immediately vacate the Premises if such Subtenant causes a default under the Lease, is in default of any provision in the applicable Sublease or acts in a manner deemed by the Company, in its sole discretion, as dangerous or threatening. The Subleases contain customary covenants, obligations and indemnities in favor of either party. For the three and six months ended June 30, 2024, the Company received rental income of $1.1 million and $2.1 million, respectively, which was recorded as a reduction of research and development expense and general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2024, operating lease right-of-use assets, net were $107.2 million, which were recorded separately on the Company’s condensed consolidated balance sheet. The corresponding operating lease liabilities were $110.0 million as of June 30, 2024, of which $11.8 million were recorded in current liabilities and $98.2 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.

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

The following table summarizes the components of lease expense for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$3,833	$2,997	$7,625	$3,966
Variable lease expense	1,052	684	2,137	899
Total lease expense	$4,885	$3,681	$9,762	$4,865

Variable lease expense generally includes common area maintenance, utilities and property taxes. For the three and six months ended June 30, 2024, $3.6 million and $7.1 million, respectively of lease expense was recorded within research and development expenses and $1.3 million and $2.6 million, respectively was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2023, $2.9 million and $3.8 million, respectively of lease expense was recorded within research and development expenses and $0.8 million and $1.1 million, respectively was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	As of
	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	14.1	14.5
Weighted average discount rate	8.9%	8.9%

Supplemental cash flow information relating to the Company's leases for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$5,778	$776
Operating lease assets obtained in exchange for lease liabilities	$—	$96,979

As of June 30, 2024, the estimated minimum lease payments for 140 First Street and 325 Vassar for each of the years ending December 31 were as follows (in thousands):

2024 (remaining 6 months)	$6,327
2025	12,056
2026	12,382
2027	12,718
2028	13,065
Thereafter	140,593
Total minimum lease payments	197,141
Less: Imputed interest	(87,101)
Present value of operating lease liabilities	$110,040

Thermo Furniture Sale-Leaseback

In December 2023, the Company entered into a sale-leaseback arrangement with Thermo Fisher Financial Services, Inc. to provide $2.6 million in cash proceeds for previously acquired furniture and equipment. The term of the leaseback is 5 years, with an option to purchase the assets for $1 at the end of the term. The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The Company will make monthly payments of $53 thousand over the term of the lease. As of June 30, 2024, $0.5 million of the financing obligation is included in current liabilities and $1.9 million is included in long-term liabilities on the Company’s condensed consolidated balance sheet. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability.

10. Commitments and Contingencies

Legal Matters

From time to time, the Company may be a party to litigation, arbitration or other legal proceedings in the course of our business, including the matters described below. The claims and legal proceedings in which the Company could be involved include challenges to the scope, validity or enforceability of patents relating to its products or product candidates, and challenges by the Company to the scope, validity or enforceability of the patents held by others. These include claims by third parties that the Company infringes their patents or breaches its license or other agreements with such third parties. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of the Company's management and other resources that would otherwise be engaged in other activities. If the Company was unable to prevail in any such legal proceedings, its business, results of operations, liquidity and financial condition could be adversely affected. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company's accounting policy for accrual of legal costs is to recognize such expenses as incurred.

On June 11, 2024, a shareholder derivative suit captioned Joel Newman v. Flagship Pioneering, Inc., et al., was filed in the Court of Chancery of the State of Delaware (the “Complaint”), alleging breaches of fiduciary duty and unjust enrichment in connection with the Company’s decision to enter into a Research Collaboration Agreement with Novo Nordisk A/S ("Novo Nordisk") and Pioneering Medicines 08, Inc. The Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants. The Complaint seeks damages, rescissory relief, attorneys’ fees and costs, and any other and further relief the court deems just and proper. The Company is unable to reasonably estimate the potential loss or range of loss associated with this matter and intends to defend itself vigorously.

Refer also to contractual commitments as described in Note 7, Term Loan, Note 9, Leases, and Note 11, License agreements.

11. License Agreements

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

For each of the three months ended June 30, 2024 and 2023, the Company recognized expenses of $0.1 million for the license maintenance fees and milestone payments. For each of the six months ended June 30, 2024 and 2023, the Company recognized expenses of $0.2 million for the license maintenance fees and milestone payments. There was an immaterial amount of outstanding payments due to WIBR as of June 30, 2024 and none as of December 31, 2023.

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

For each of the three months ended June 30, 2024 and 2023, the Company recorded less than $0.1 million of research and development expenses consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, material costs and reimbursable costs. For each of the six months ended June 30, 2024 and 2023, the Company recorded $0.1 million of research and development expenses, respectively, consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, material costs and reimbursable costs.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. There were no milestones triggered, and no milestone expense was recorded related to the Acuitas agreements for the six months ended June 30, 2024 and 2023. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

Under the terms of the Nitto Agreement, the Company made an upfront cash payment of $1.0 million, and developmental milestone payments of $1.0 million to Nitto in 2022. Both payments were recorded as research and development expenses. The Company may be required to make up to $83.0 million in future payments to Nitto based upon the achievement of specified development, regulatory and sales milestones. There were no milestones triggered, and no milestone expense was recorded related to the Nitto Agreement for the six months ended June 30, 2024 and 2023. The Company is also obligated to pay to Nitto tiered, single-digit percentage royalties on a country-by-country basis based on net sales of the licensed product, subject to reduction in specified circumstances. As such, when these expenses are considered probable and estimable, the Company will accrue expense for the amount the Company is obligated. On May 2, 2024, the Company provided notice to terminate its Collaboration and License Agreement with Nitto Denko Corporation pursuant to Section 10.3(b) of the agreement, with an effective date of June 1, 2024 or thirty (30) days from notification. There was no penalty or fee associated with the termination.

During the three and six months ended June 30, 2024, the Company recorded no research and development expenses related to the Nitto Agreement. During the three and six months ended June 30, 2023, the Company recorded $1.1 million and $1.4 million, respectively, of research and development expenses consisting of material costs, costs of services performed by Nitto, and reimbursable costs.

12. Collaboration Agreements

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

The total transaction price at June 30, 2024 was determined to be $7.9 million based on the current estimated required efforts to fulfill the performance obligation. This total includes an increase of $1.9 million in the fourth quarter of 2022, an increase of $2.4 million in the third quarter of 2023, and an increase of $0.1 million in the fourth quarter of 2023, all of which were agreed upon with PMCo, to the original transaction price as of the inception of the contract of $3.5 million. As of June 30, 2024, the remaining transaction price was estimated to be $1.2 million, which is expected to be recognized as revenue through 2024.

The Company recognized funded research and collaboration revenue of $0.6 million and $1.6 million during the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.3 million during the three and six months ended June 30, 2023, respectively in the condensed consolidated statement of operations and comprehensive loss. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, the Company is entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of June 30, 2024, the Company determined that the proceeds from such transaction was not probable of recognition.

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

As of June 30, 2024, the total transaction price was determined to be $26.7 million based on the upfront nonrefundable payment and estimated required research and development efforts. As of June 30, 2024, the remaining transaction price was estimated to be $23.8 million, which is expected to be recognized as revenue through 2027.

The Company recognized funded research and collaboration revenue of $1.5 million and $2.9 million in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2024, respectively. Additionally, the Company had $3.0 million of current deferred revenue and $3.3 million of noncurrent deferred revenue as of June 30, 2024 based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

The Company will assess the probability of achieving the milestones and include them in the transaction price when they are deemed probable. Royalties will be recognized when the subsequent sales occur based on the sales or usage-based royalty exception.

ASC 606 Disclosures

To-date, the Company has only generated revenues from its collaboration agreements with PMCo and Novo Nordisk. During the three and six months ended June 30, 2024, the Company recognized total collaboration revenue of $2.1 million and $4.5 million, respectively. During the three and six months ended June 30, 2023, the Company recognized total collaboration revenue of $0.8 million and $1.3 million, respectively.

The following table summarizes the Company's contract assets and liabilities (in thousands):

	June 30,	December 31,
	2024	2023
Contract assets:
Accounts receivable	$692	$6,131
Unbilled revenue	—	89
Contract liabilities:
Deferred revenue- current	2,953	—
Deferred revenue- noncurrent	3,347	—

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. Deferred revenue is included in Other current liabilities and Other liabilities on the condensed consolidated balance sheets. During the six months ended June 30, 2024 and 2023, the Company recognized $0.6 million and less than $0.1 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2023 and 2022, respectively.

13. Preferred and Common Stock

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

As of June 30, 2024, the Company has reserved an aggregate of 10,673,869 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 3,840,657 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

14. Equity Incentive Plans

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of June 30, 2024, there were no shares available for future grants under the 2017 Plan and a total of 3,840,657 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved, the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of June 30, 2024, there were 2,883,702 shares available for future grants under the 2021 Plan, and a total of 6,833,212 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$281	$1,112	$1,826	$2,265
General and administrative	932	1,066	2,818	2,135
Total stock-based compensation expense	$1,213	$2,178	$4,644	$4,400

Stock Options

A summary of option activity under the Company’s equity incentive plans during the six months ended June 30, 2024 was as follows:

		Weighted	Weighted average remaining	Aggregate intrinsic
	Number of options	average exercise price	contractual life (years)	value (1) (in thousands)
Outstanding as of January 1, 2024	8,780,737	$5.69	7.52	$5,033
Granted	3,844,475	3.29
Exercised	(10,003)	2.29
Forfeited	(1,789,812)	5.75
Expired	(151,528)	10.24
Outstanding as of June 30, 2024	10,673,869	4.75	7.03	2,758
Vested and expected to vest as of June 30, 2024	10,673,869	4.75	7.03	2,758
Exercisable as of June 30, 2024	5,818,724	$5.02	5.29	$2,734

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of June 30, 2024.

Included in the stock options granted during the six months ended June 30, 2024, the Company granted the Chief Executive Officer an option to purchase 314,326 shares of the Company’s common stock. The option vests as to 25% of the underlying shares on February 7, 2025 and as to the remainder in twelve equal quarterly installments thereafter, such that the option will be fully vested and exercisable on February 7, 2028. In the event the Board determines that the consummation of a transaction for business development purposes satisfies the corporate goals for business development collaborations, any outstanding, unvested portion of the option will fully vest on the first anniversary of the consummation of such transaction. The potential acceleration of vesting due to the transaction is a performance condition and as of June 30, 2024, the performance condition has not been achieved. Therefore, the Company recognizes the stock-based compensation expense for the stock option over the explicit service period.

The assumptions used in the Black-Scholes option-pricing model for all the stock options granted were as follows:

Six months ended
June 30, 2024
Expected volatility	75.00% - 77.05%
Weighted-average risk-free interest rate	3.86%
Expected dividend yield	0.00%
Weighted-average expected term (in years)	5.43

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2024 was $2.25. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 was $0.02 million.

As of June 30, 2024, there was $13.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

As of June 30, 2024, the Company had not consummated an offering period under the 2021 ESPP. As of June 30, 2024, the Company had 1,990,108 shares of common stock available for issuance under the 2021 ESPP.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(16,305)	$(29,687)	$(36,434)	$(54,966)
Denominator:
Weighted average number of common stock, basic and diluted	55,150,507	55,071,469	55,152,746	52,861,655
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.30)	$(0.54)	$(0.66)	$(1.04)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Outstanding options to purchase common stock	10,673,869	9,012,931

16. Income Taxes

During the three and six months ended June 30, 2024 and 2023, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

17. Related Party Transactions

For the three and six months ended June 30, 2024 and 2023, related party transactions consisted primarily of rent payments and reimbursable expenses, offset by sublease income received from related parties.

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 53% of the Company’s outstanding voting stock as of June 30, 2024. Flagship historically provided management services to the Company, and the Company reimburses Flagship for certain expenses, including insurance and benefits, and related fees, and software licenses incurred on the Company’s behalf. For the three months ended June 30, 2024 and 2023, the Company incurred an immaterial amount and $0.2 million, respectively, primarily for reimbursable expenses. For the six months ended June 30, 2024 and 2023, the Company incurred an immaterial amount and $0.4 million, respectively, primarily for reimbursable expenses. These expenses are recorded as general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024 and December 31, 2023, there was an immaterial amount of outstanding payments due to Flagship.

In July 2023 the Company entered into three Shared Space Agreements with related parties Metaphore Biotechnologies, Inc., Apriori Bio, Inc., and Flagship Labs 89, Inc. These companies are affiliates of Flagship, a controlling stockholder of the Company. Pursuant to the agreements, the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space at 140 First Street. In June 2024, the Company entered into amendments to the Shared Space Arrangements with the Subtenants, which increased the total sublease to 30,447 rentable square feet effective July 1, 2024. Under the agreements, the Company has received rental income of $1.1 million and $2.1 million for the three and six months ended June 30, 2024, respectively. Such rental income was reflected as a reduction of research and development expense and general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There were no outstanding receivables due from the subtenants as of June 30, 2024 and December 31, 2023.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to Sail Bio (formerly known as LARONDE, Inc. and VL50, Inc.), which is an affiliate of Flagship. The sublease term will expire at the end of the Company’s lease agreement with the landlord in September 2024. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”). We expect to receive rental income and reimbursement of related facility expenses approximating $1.8 million through the expiration of the sublease in September 2024. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. During each of the three months ended June 30, 2024 and 2023, the Company received rental income and reimbursement of related expenses of $0.6 million. During each of the six months ended June 30, 2024 and 2023, the Company received rental income and reimbursement of related expenses of $1.2 million, which was recorded within research and development expense and general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. There were no outstanding receivables due from Sail Bio as of June 30, 2024 and December 31, 2023.

In July 2020, the Company entered into a Shared Space Arrangement (the Arrangement) with Sail Bio to share one-third of Sail Bio's 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. In January 2022, the Company entered into an amendment to the Arrangement with Sail Bio to exercise the option to renew the lease through July 2023. In connection with the amendment, the Company made an upfront payment of $2.9 million in January 2022, to cover the rent payments for the extended lease term. The Company did not subsequently renew the lease, and the lease expired at the end of July 2023. Additionally, upon the expiration of the extended lease term, the Company received $0.65 million from Sail Bio for all furniture, fixtures and equipment owned by the Company that will remain at the lease property. The net book value of these assets was determined to be $0.4 million, and the Company recognized a gain on this disposal of $0.2 million in June 2023.

Refer to other related party transactions as described in Note 9, Leases, Note 11, License Agreements and Note 12, Collaboration Agreements.

18. Employee Benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. On May 1, 2022, the Company began matching 50% of employee contributions of up to 6% of eligible compensation contributed on a pre-tax and/or Roth after-tax basis to the 401(k) Plan. During the six months ended June 30, 2024 and 2023, the Company made matching contributions totaling $0.3 million and $0.4 million, respectively.

19. Subsequent Events

On July 31, 2024, the Company entered into a third amendment to the lease for 140 First Street, Cambridge, Massachusetts, 02141, pursuant to which the Landlord made available $3.3 million from the Second Additional Improvement Allowance (as defined in the Lease), which was not previously used by the Company, for the design and construction of a portion of the Premises.

On August 1, 2024, the Company entered into a Shared Space Arrangement with Flagship Labs 97, Inc. (“FL Labs 97”), pursuant to which the Company agreed to sublease approximately 12.2% of its aggregate rentable square footage, for laboratory space located on the first floor at 140 First Street, Cambridge, Massachusetts, 02141 commencing August 2024 and ending July 2027, with two options to extend for a period of 24 months each. FL Labs 97 is also an affiliate of Flagship.

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

Overview

Omega Therapeutics is a clinical-stage biotechnology company pioneering a new class of programmable epigenomic mRNA medicines. Our OMEGA platform harnesses the power of epigenetics and our deep understanding of genomic architecture to precisely target and controllably modulate gene expression at the pre-transcriptional level to treat or cure diseases. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as nature's innate control system for gene expression. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, called epigenomic controllers, or ECs, to target EpiZips for precision epigenomic control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions, including those with historically undruggable, intractable, and difficult-to-treat targets. Our pipeline currently consists of programs that span oncology, regenerative medicine, and multigenic diseases, including immunologic and cardiometabolic conditions.

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

As of June 30, 2024, we had cash and cash equivalents of $45.9 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In February 2023, we completed a registered direct offering of common stock pursuant to which we issued and sold 6,920,415 shares of our common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses. In August 2023, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. During the six months ended June 30, 2024, we did not sell any shares of common stock under the Sales Agreement.

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

Other Developments

On December 31, 2023, we entered into a Research Collaboration Agreement (the “Novo RCA”) with Novo Nordisk A/S (“Novo Nordisk”), Pioneering Medicines 08, Inc. (“PM SpinCo”), and, with respect to certain provisions set forth in the Novo RCA, Pioneering Medicines (NN), LLC (“Shareholder”) and PM (NN) Explorations, Inc. (“PMCo NN” and together with PM SpinCo and Shareholder, the “PM Entities”), affiliates of Flagship Pioneering ("Flagship"). Under the terms of the Novo RCA, we granted to Novo Nordisk an exclusive, royalty-bearing, transferable license, with the right to grant sublicenses through multiple tiers, for certain of our intellectual property to conduct research and development activities under an agreed-upon research and development plan, together with the PM Entities, relating to a product candidate, or program target, for the prevention, treatment or control of a cardiometabolic disease, including diabetes, in humans throughout the world. In connection with the execution of the Novo RCA, Novo Nordisk agreed to make an upfront cash payment of $10 million, up to $522 million in future development and sales milestone payments, and mid and high-single digit to low double-digit percentage royalties on net sales of the licensed product. These payments will be shared approximately equally between us and Shareholder. In January 2024, we received $5.1 million as our share of the upfront cash payment. Novo Nordisk’s obligations to pay royalties with respect to a licensed product and country will expire upon the latest of ten years following first commercial sale of a licensed product in such country, the expiration of the last-to-expire of certain valid patent claims applicable to such licensed product in such country, and the expiration of regulatory exclusivity for such licensed product in such country, subject to certain royalty reduction and step-down provisions set forth in the Novo RCA. For more information, see Note 12 - Collaboration Agreements in the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report.

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

OTX-2002 continues to advance in monotherapy dose escalation. We expect to report updated clinical data in the fourth quarter of 2024. Additionally, we are planning for expansion into monotherapy and combination settings following identification of the recommended dose for expansion.

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

We expect that our general and administrative expenses will remain consistent as we continue to support our research and development and potential commercialization of our product candidates, and will continue to incur expenses required to operate as a public company.

Other income (expense), net

Interest income (expense), net

Interest expense primarily consists of interest payments, the amortization of the debt discount related to our loan and security agreement, and interest payments related to our lease financing. See Note 9 - Leases in the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report for more detail on the lease financing arrangement. Interest income consists of interest earned from our marketable securities and money market accounts.

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

Results of operations

Comparison for the three months ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended June 30, 2024 and 2023, together with the changes in those items in thousands of dollars and as a percentage.

	Three Months Ended June 30,		$ Increase /
	2024	2023	(Decrease)	% Change

Collaboration revenue	$2,134	$759	$1,375	181%
Operating expenses:
Research and development	12,940	25,042	(12,102)	(48)%
General and administrative	5,774	6,557	(783)	(12)%
Total operating expenses	18,714	31,599	(12,885)	(41)%
Loss from operations	(16,580)	(30,840)	(14,260)	(46)%
Other income (expense), net:
Interest income, net	299	957	(658)	NM
Other income (expense), net	(24)	196	(220)	NM
Total other income, net	275	1,153	(878)	NM
Net loss	$(16,305)	$(29,687)	(13,382)

_________________

NM - Not meaningful

Revenue

Revenue for the three months ended June 30, 2024 of $2.1 million consisted of $1.5 million related to the collaboration agreement with Novo Nordisk, and $0.6 million related to the collaboration agreement with PMCo. Revenue for the three months ended June 30, 2023 of $0.8 million related to the reimbursement of research costs incurred in connection with the collaboration agreement with PMCo.

Research and development expenses

Research and development expenses decreased by $12.1 million to $12.9 million for the three months ended June 30, 2024, from $25.0 million for the three months ended June 30, 2023. The $12.1 million decrease was primarily driven by lower external research and manufacturing costs of $8.0 million, personnel-related expenses of $3.3 million, lab expenses of $0.5 million, and facilities expense of $0.5 million, partially offset by an increase in clinical development costs of $0.2 million. The decrease in external research and manufacturing costs was primarily due to higher volume of activities associated with research and development programs in the prior year.

General and administrative expenses

General and administrative expenses decreased by $0.8 million to $5.8 million for the three months ended June 30, 2024 from $6.6 million for the three months ended June 30, 2023. The $0.8 million decrease was primarily driven by lower personnel-related expenses of $0.5 million, consulting and professional fees of $0.4 million, and administrative expenses of $0.3 million, partially offset by an increase in facilities expense of $0.4 million.

Interest income, net

Interest income, net decreased by $0.7 million to $0.3 million for the three months ended June 30, 2024, from $1.0 million for the three months ended June 30, 2023. The $0.7 million decrease in interest income, net was attributed to a decrease in interest income earned from marketable securities and money market accounts during the three months ended June 30, 2024 and an increase in interest expense due to the lease financing.

Other income (expense), net

Other expense, net was less than $0.1 million for the three months ended June 30, 2024 and other income, net was $0.2 million for the three months ended June 30, 2023. The decrease in other income, net for the three months ended June 30, 2024 was primarily due to a gain from the revaluation of the success fee obligation recorded in the prior year related to our loan and security agreement, as amended.

Comparison for the six months ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the six months ended June 30, 2024 and 2023, together with the changes in those items in thousands of dollars and as a percentage.

	Six Months Ended June 30,		$ Increase /
	2024	2023	(Decrease)	% Change
Collaboration revenue	$4,494	$1,274	$3,220	253%
Operating expenses:
Research and development	28,355	45,132	(16,777)	(37)%
General and administrative	13,170	12,800	370	3%
Total operating expenses	41,525	57,932	(16,407)	(28)%
Loss from operations	(37,031)	(56,658)	(19,627)	(35)%
Other income (expense), net:
Interest income, net	630	1,639	(1,009)	NM
Other income (expense), net	(33)	53	(86)	NM
Total other income, net	597	1,692	(1,095)	NM
Net loss	$(36,434)	$(54,966)	(18,532)

_________________

NM - Not meaningful

Revenue

Revenue for the six months ended June 30, 2024 of $4.5 million consisted of $2.9 million related to the collaboration agreement with Novo Nordisk, and $1.6 million related to the collaboration agreement with PMCo. Revenue for the six months ended June 30, 2023 of $1.3 million related to the reimbursement of research costs incurred in connection with the collaboration agreement with PMCo.

Research and development expenses

Research and development expenses decreased by $16.7 million to $28.4 million for the six months ended June 30, 2024, from $45.1 million for the six months ended June 30, 2023. The $16.7 million decrease was primarily driven by lower external research and manufacturing costs of $13.1 million, personnel-related expenses of $3.8 million, lab expenses of $0.7 million, and clinical development costs of $0.3 million, partially offset by an increase in facilities expense of $1.2 million. The decrease in external research and manufacturing costs was primarily due to higher volume of activities associated with research and development programs in the prior year.

General and administrative expenses

General and administrative expenses increased by $0.4 million to $13.2 million for the six months ended June 30, 2024 from $12.8 million for the six months ended June 30, 2023. The $0.4 million increase was primarily driven by higher facilities expense of $1.4 million, partially offset by a decrease in consulting and professional fees of $0.5 million, and administrative expenses of $0.5 million.

Interest income, net

Interest income, net decreased by $1.0 million to $0.6 million for the six months ended June 30, 2024, from $1.6 million for the six months ended June 30, 2023. The $1.0 million decrease in interest income, net was attributed to a decrease in interest income earned from marketable securities and money market accounts during the six months ended June 30, 2024 and an increase in interest expense due to the lease financing.

Other income (expense), net

Other expense, net was less than $0.1 million for the six months ended June 30, 2024 and other income, net was $0.1 million for the six months ended June 30, 2023. The decrease in other income, net for the six months ended June 30, 2024 was primarily due to a gain from the revaluation of the success fee obligation recorded in the prior year related to our loan and security agreement, as amended.

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

In August 2023, we entered into the Sales Agreement, with Jefferies as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Select Market or on any other existing trading market for our common stock or to or through a market maker. During the six months ended June 30, 2024, we did not sell any shares of common stock under the Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(24,477)	$(51,383)
Net cash provided by investing activities	4,069	46,099
Net cash (used in) provided by financing activities	(2,183)	40,206
Net change in cash, cash equivalents, and restricted cash	$(22,591)	$34,922

Operating activities

Net cash used in operating activities totaled $24.5 million for the six months ended June 30, 2024 compared to $51.4 million for the six months ended June 30, 2023. The $26.9 million decrease in operating cash outflows was primarily attributable to $16.4 million of lower operating expenses recognized during the six months ended June 30, 2024 and higher cash flows from collection of accounts receivable of $5.1 million and changes in accrued expenses and other current liabilities of $4.9 million.

Investing activities

Net cash provided by investing activities totaled $4.1 million for the six months ended June 30, 2024 compared to $46.1 million for the six months ended June 30, 2023. The decrease in cash provided by investing activities was primarily attributable to lower proceeds from maturities of marketable securities.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2024 consisted primarily of cash used to repay debt and for lease financing. Net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of the proceeds from our registered direct offering in February 2023, net of issuance costs.

Loan and security agreement

On March 9, 2018, we entered into a Loan Agreement with Banc of California (“BOC”, formerly known as Pacific Western Bank) to initially borrow $8.0 million, which was further amended on September 30, 2019 (the "First Amendment"), January 22, 2020 (the "Second Amendment"), December 30, 2020 (the “Third Amendment”), and December 20, 2021 (the "Fourth Amendment").

On September 22, 2023, we entered into another amendment to the Loan Agreement (the "Fifth Amendment"), in which BOC extended the maturity date of the loan to September 30, 2027, subject to further extension to September 30, 2028 upon receipt by us on or before December 31, 2024 of at least $50.0 million of cash proceeds from the sale of its equity securities and/or non-refundable upfront strategic partnership proceeds. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. Interest will continue to be determined at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%. We incurred $15 thousand of debt issuance costs, which was recorded as a direct reduction against the additional term loan and amortized over the life of the associated term loan as a component of interest expense using the effective interest method. We are required to pay a success fee of $0.1 million pursuant to the Fifth Amendment, in addition to the $0.2 million success fee obligation pursuant to the Fourth Amendment. The success fees are contingent on achieving specified liquidity events. We determined that the success fee obligation represented a freestanding financial instrument, and it was classified as a liability on our consolidated balance sheet and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the condensed consolidated statements of operations and comprehensive loss. The fair value of such obligation is remeasured at the end of each reporting period until the liability is settled.

In addition, pursuant to the Fifth Amendment, we agreed to maintain with BOC, at all times, a balance of at least $5.0 million of unrestricted cash, subject to termination upon our prepayment of outstanding loans in an aggregate amount of at least $5.0 million or if the principal balance of the loans is less than $10.0 million.

Borrowings under the Loan Agreement, as amended, are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the Loan Agreement, as amended; however, we are subject to certain affirmative and negative covenants to which we will remain subject until maturity.

Funding requirements

As of June 30, 2024, we had cash and cash equivalents of $45.9 million. We expect that our expenses will be consistent with our cost reductions through strategic re-prioritization of our clinical and pre-clinical programs and platform efforts. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

Contractual obligations

There have been no material changes to our contractual obligations as of June 30, 2024 from those disclosed in our 2023 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 10-K.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 - Summary of Significant Accounting Policies in the notes to the audited financial statements included in our 2023 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 11, 2024, a shareholder derivative suit captioned Joel Newman v. Flagship Pioneering, Inc., et al., was filed in the Court of Chancery of the State of Delaware (the “Complaint”), alleging breaches of fiduciary duty and unjust enrichment in connection with the Company’s decision to enter into a Research Collaboration Agreement with Novo Nordisk A/S ("Novo Nordisk") and Pioneering Medicines 08, Inc. The Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants. The Complaint seeks damages, rescissory relief, attorneys’ fees and costs, and any other and further relief the court deems just and proper.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our company. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, and the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face.

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

We have incurred significant net losses since our inception, including net losses of $97.4 million and $102.7 million for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $371.1 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for and conducting clinical trials of our product candidates.

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

Our existing cash and cash equivalents as of June 30, 2024 will not be sufficient to fund all of our efforts that we plan to undertake. In order to ensure sufficient resources to advance our lead program and maximize near- and long-term value creation opportunities from our platform, we announced a strategic prioritization in March 2024. As part of this initiative, we streamlined the organization and optimized our research and development efforts and, as a result, we believe that our cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, as noted below, we have identified conditions and events about our ability to continue as a going concern. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because most of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of June 30, 2024, we had cash and cash equivalents of $45.9 million. In order to ensure sufficient resources to advance our lead program and maximize near- and long-term value creation opportunities from our platform, we announced a strategic prioritization in March 2024. As part of this initiative, we streamlined the organization and optimized our research and development efforts and, as a result, based on our current operating plans, we believe we will have sufficient funds to meet our obligations into the first quarter of 2025. However, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements included in this Quarterly Report do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within one year after the issuance of such financial statements. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

As of June 30, 2024, we had $17.0 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Banc of California (formerly known as Pacific Western Bank), or BOC. The maturity date of the Loan Agreement is September 30, 2027, subject to further extension to September 30, 2028. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from BOC, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Loan Agreement or any other debt instruments. Failure to make payments or comply with other covenants under the Loan Agreement or such other debt instruments could result in an event of default and acceleration of amounts due. For example, the affirmative covenants under our Loan Agreement include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and notifications, maintain proper books of record and account, timely file and pay tax returns, maintain inventory and insurance coverage, and maintain cash with BOC (subject to exceptions) and in accounts subject to control agreements (subject to exceptions). Under the Loan Agreement, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition is an event of default. If an event of default occurs and BOC accelerates the amounts due, we may not be able to make accelerated payments and the lender could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under the Loan Agreement, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing.

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

We are highly dependent on our management, including our Chief Executive Officer, Mahesh Karande, and our Chief Scientific Officer, Thomas McCauley. Due to the specialized knowledge each of our executive officers possesses with respect to our product candidates and our operations, the loss of service of any of our executive officers could delay development of our product candidates or adversely impact our business operations. We do not carry key person life insurance on any of our executive officers. In general, the employment arrangements that we have with our executive officers do not prevent them from terminating their employment with us at any time.

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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by third parties in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients, or stockholders. For example, on June 11, 2024, a shareholder derivative suit captioned Joel Newman v. Flagship Pioneering, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty and unjust enrichment in connection with the Company’s decision to enter into a Research Collaboration Agreement with Novo Nordisk A/S and Pioneering Medicines 08, Inc. The complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants. The Complaint seeks damages, rescissory relief, attorneys’ fees and costs, and any other and further relief the court deems just and proper.

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

The net proceeds of approximately $128.1 million from our IPO have been fully applied in accordance with our intended use of the proceeds from our IPO included in the "Use of Proceeds" section of our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 2, 2021.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

On July 31, 2024, we entered into a Third Amendment to the Lease, pursuant to which the Landlord made available $3.3 million from the Second Additional Improvement Allowance (as defined in the Lease), which was not previously used by the Company, for the design and construction of a portion of the Premises. Any funds disbursed pursuant to such allowance will be amortized over the term of the Lease and repaid by the Company, in equal monthly installments, subject to an annual interest rate.

On August 1, 2024, we also entered into a Shared Space Arrangement (the “SSA”) with Flagship Labs 97, Inc. (“FL Labs 97”), pursuant to which the Company agreed to sublease approximately 10,866 rentable square feet on the first floor of 140 First Street, Cambridge, Massachusetts, 02141 (the “Suite 105 Premises”). The Company leases an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts, 02141 (the “Premises”) pursuant to its lease (the “Lease”) with ARE-MA Region No. 94, LLC (the “Landlord”). FL Labs 97 is an affiliate of Flagship Pioneering, a significant stockholder of the Company.

The term of the SSA with FL Labs 97 will begin on August 1, 2024 and end on July 31, 2027, subject to extensions of two 24-month periods under certain circumstances. The SSA provides that FL Labs 97 will pay to the Company a monthly license fee that is a proportionate share of the actual base rent, operating expenses and other costs for the use and occupancy of the subleased portion of the Suite 105 Premises charged by the Landlord under the Lease and paid by the Company. Such proportionate share will be 12.2% in addition to a monthly tenant improvement charge of $27,219. The Company may terminate the Sublease and require FL Labs 97 to immediately vacate the Suite 105 Premises if FL Labs 97 causes a default under the Lease, is in default of any provision in the SSA or acts in a manner deemed by the Company, in its sole discretion, as dangerous or threatening.

The SSA contains customary covenants, obligations and indemnities in favor of either party.

The foregoing description of the SSA and Third Amendment is a summary, and is qualified in its entirety by reference to the SSA and Third Amendment, which are filed herewith as Exhibits 10.8 and 10.10, respectively, to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider Trading Arrangements and Policies.

During the second quarter of 2024, no director of officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation of Omega Therapeutics, Inc., dated August 3, 2021 and Certificate of Amendment to the Restated Certificate of Incorporation of Omega Therapeutics, Inc., dated June 20, 2024..	8-K	001-40657	3.1	06/24/2024

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.1	12/11/2023

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

10.1	Non-Employee Director Compensation Program, effective May 28, 2024.					*

10.2	Separation Agreement, by and between Omega Therapeutics, Inc. and Yan Moore, M.D., dated June 5, 2024.					*

10.3	Separation Agreement, by and between Omega Therapeutics, Inc. and Joshua Reed, dated June 3, 2024.					*

10.4	Amended and Restated Employment Agreement, by and between Omega Therapeutics, Inc. and Barbara Chan, dated May 28, 2024					*

10.5	Amendment, dated June 17, 2024 to Shared Space Agreement, dated July 12, 2023, by and between Omega Therapeutics, Inc. and Metaphore Biotechnologies, Inc.					*

10.6	Amendment, dated June 17, 2024 to Shared Space Agreement, dated July 11, 2023, by and between Omega Therapeutics, Inc. and Apriori Bio, Inc.					*

10.7	Amendment, dated June 17, 2024 to Shared Space Agreement, dated July 12, 2023, by and between Omega Therapeutics, Inc. and Flagship Labs 89, Inc. (now known as Prologue Medicines, Inc.					*

10.8	Shared Space Agreement, dated August 1, 2024 by and between Omega Therapeutics, Inc. and Flagship Labs 97, Inc.					*

10.9	Second Amendment to Lease Agreement, dated June 24, 2024 between Omega Therapeutics, Inc. and ARE-MA Region No. 94, LLC					*

10.10	Third Amendment to Lease Agreement, dated July 31, 2024 between Omega Therapeutics, Inc. and ARE-MA Region No. 94, LLC					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omega Therapeutics, Inc.

Date: August 6, 2024	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer
(Principal executive officer)

Date: August 6, 2024	By:	/s/ Barbara Chan
Barbara Chan
Chief Accounting Officer and Senior Vice President, Finance
(Principal financial and accounting officer)