Form 10-Q
period 2024-09-30
Omega Therapeutics, Inc.
filed 2024-11-14
CIK 1850838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 55,366,213 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, the sufficiency of our cash and cash equivalents to fund our operating expenses and capital expenditure requirements, our ability to continue as a going concern, business strategy, product candidate development, prospective products, product candidate approvals, research and development activities and costs, future revenue, the timing and likelihood of success of our business plans, plans and objectives of management, future results and timing of clinical trials, treatment potential of our product candidates, and the market potential of our product candidates are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Omega Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$30,377	$68,443
Marketable securities	—	4,986
Accounts receivable, due from related party	486	1,006
Accounts receivable	—	5,125
Prepaid expenses and other current assets	8,090	10,324
Total current assets	38,953	89,884
Property and equipment, net	4,498	5,311
Operating lease right-of-use assets, net	109,245	108,736
Restricted cash	—	341
Other assets	31	94
Total assets	$152,727	$204,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,434	$1,620
Accrued expenses	4,650	7,914
Other current liabilities	2,170	1,972
Lease liabilities, current	11,919	11,300
Long-term debt, current portion	4,000	4,000
Total current liabilities	24,173	26,806
Lease liabilities, non-current	100,627	98,243
Long-term debt, net	11,587	14,885
Other liabilities	4,797	6,416
Total liabilities	141,184	146,350
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 55,159,219 and 55,144,982 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	399,000	392,609
Accumulated other comprehensive loss	—	(14)
Accumulated deficit	(387,512)	(334,634)
Total stockholders’ equity	11,543	58,016
Total liabilities and stockholders’ equity	$152,727	$204,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$2,612	$831	$7,106	$2,105
Operating expenses:
Research and development	12,807	16,506	41,162	61,638
General and administrative	6,225	7,228	19,395	20,029
Total operating expenses	19,032	23,734	60,557	81,667
Loss from operations	(16,420)	(22,903)	(53,451)	(79,562)
Other income (expense), net:
Interest income, net	14	684	644	2,323
Other income (expense), net	(38)	(29)	(71)	25
Total other income (expense), net	(24)	655	573	2,348
Net loss	$(16,444)	$(22,248)	$(52,878)	$(77,214)
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.30)	$(0.40)	$(0.96)	$(1.44)
Weighted-average common stock used in net loss per share attributable to common stockholders, basic and diluted	55,155,583	55,140,058	55,153,699	53,629,468
Comprehensive loss:
Net loss	$(16,444)	$(22,248)	$(52,878)	$(77,214)
Other comprehensive income (loss):
Unrealized gain on marketable securities	—	85	14	393
Comprehensive loss	$(16,444)	$(22,163)	$(52,864)	$(76,821)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2024	55,144,982	$55	$392,609	$(14)	$(334,634)	$58,016
Issuance of common stock for options exercised	10,003	—	22	—	—	22
Other comprehensive gain	—	—	—	14	—	14
Stock-based compensation	—	—	3,431	—	—	3,431
Net loss	—	—	—	—	(20,129)	(20,129)
As of March 31, 2024	55,154,985	$55	$396,062	$—	$(354,763)	$41,354
Stock-based compensation	—	—	1,213	—	—	1,213
Net loss	—	—	—	—	(16,305)	(16,305)
As of June 30, 2024	55,154,985	$55	$397,275	$—	$(371,068)	$26,262
Issuance of common stock for options exercised	4,234	—	2	—	—	2
Stock-based compensation	—	—	1,723	—	—	1,723
Net loss	—	—	—	—	(16,444)	(16,444)
As of September 30, 2024	55,159,219	$55	$399,000	$—	$(387,512)	$11,543

	COMMON STOCK
	SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
As of January 1, 2023	48,072,517	$48	$343,608	$(479)	$(237,206)	$105,971
Issuance of common stock for registered direct offering, net of issuance costs	6,920,415	7	39,720	—	—	39,727
Issuance of common stock for options exercised	30,157	—	108	—	—	108
Other comprehensive gain	—	—	—	251	—	251
Stock-based compensation	—	—	2,222	—	—	2,222
Net loss	—	—	—	—	(25,279)	(25,279)
As of March 31, 2023	55,023,089	$55	$385,658	$(228)	$(262,485)	$123,000
Issuance of common stock for options exercised	113,819	—	371			371
Other comprehensive gain	—	—	—	57	—	57
Stock-based compensation	—	—	2,178	—	—	2,178
Net loss	—	—	—	—	(29,687)	(29,687)
As of June 30, 2023	55,136,908	$55	$388,207	$(171)	$(292,172)	$95,919
Issuance of common stock for options exercised	4,930	—	7	—	—	7
Other comprehensive gain	—	—	—	85	—	85
Stock-based compensation	—	—	2,280	—	—	2,280
Net loss	—	—	—	—	(22,248)	(22,248)
As of September 30, 2023	55,141,838	$55	$390,494	$(86)	$(314,420)	$76,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(52,878)	$(77,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,320	1,146
Amortization of debt issuance costs and debt discount	35	33
Amortization of operating lease right-of-use assets	4,208	3,844
Accretion of discounts on marketable securities	—	(209)
Change in fair value of success fee obligation	—	92
Loss (gain) on disposal of fixed assets	2	(232)
Stock-based compensation expense	6,367	6,680
Changes in operating assets and liabilities:
Accounts receivable, due from related party	520	221
Accounts receivable	5,125	—
Prepaid expenses and other current assets	2,575	(664)
Other assets	63	86
Accounts payable	(186)	(704)
Accrued expenses and other current liabilities	(3,906)	(5,688)
Other liabilities	(1,737)	(1,811)
Net cash used in operating activities	(38,492)	(74,420)
Investing activities
Purchases of property and equipment	(947)	(1,758)
Purchases of marketable securities	—	(19,768)
Proceeds from maturities of marketable securities	5,000	66,901
Net cash provided by investing activities	4,053	45,375
Financing activities
Proceeds from equity offering	—	40,000
Payments of equity offering costs	—	(273)
Payment of financing fees	—	(15)
Repayment of debt	(3,333)	—
Repayment of lease financing	(318)	—
Proceeds from issuance of common stock under equity incentive plans	24	486
Net cash (used in) provided by financing activities	(3,627)	40,198
Net change in cash, cash equivalents and restricted cash	(38,066)	11,153
Cash, cash equivalents and restricted cash—beginning of period	68,784	70,956
Cash, cash equivalents and restricted cash—end of period	$30,718	$82,109
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$30,377	$81,768
Restricted cash	341	341
Cash, cash equivalents and restricted cash	$30,718	$82,109
Supplemental disclosures of cash flow information
Cash paid for interest	$1,208	$1,279
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Omega Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Organization

Omega Therapeutics, Inc. (the “Company” or “Omega”) is a biotechnology company pioneering the development of a new class of programmable epigenomic mRNA medicines by leveraging its OMEGA platform. The OMEGA platform harnesses the power of epigenetics, the mechanism that controls gene expression and every aspect of an organism’s life from cell genesis, growth and differentiation to cell death. The OMEGA platform enables control of fundamental epigenetic processes to correct the root cause of disease by restoring aberrant gene expression to a normal range without altering native nucleic acid sequences. The Company was incorporated in July 2016 (“inception”) as a Delaware corporation and its offices are in Cambridge, Massachusetts.

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

In February 2023, the Company completed a registered direct offering of common stock pursuant to which it issued and sold 6,920,415 shares of its common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses. In August 2023, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. During the nine months ended September 30, 2024, the Company did not sell any shares of common stock under the Sales Agreement.

The Company has had recurring losses since inception and incurred a loss of $52.9 million during the nine months ended September 30, 2024. Net cash used in operations for the nine months ended September 30, 2024 was $38.5 million. In order to ensure sufficient resources to advance its lead program and maximize near- and long-term value creation opportunities from its platform, the Company announced a strategic prioritization in March 2024. As part of this initiative, the Company streamlined the organization and optimized its research and development efforts and, as a result, the Company expects that its cash and cash equivalents of $30.4 million at September 30, 2024 will enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2025. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. Additional funding will be necessary to fund future preclinical and clinical activities and to develop new product candidates. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, the Company may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about the Company's ability to continue as a going concern.

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

The results for the nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the Company’s audited financial statements included in the 2023 10-K. There was no significant change of accounting policy during the nine months ended September 30, 2024.

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

3. Marketable Securities

As of September 30, 2024, the Company did not hold any marketable securities. All of the Company's previous marketable securities matured during the nine months ended September 30, 2024.

The following table summarizes the Company’s marketable securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized cost	Gross unrealized losses	Fair value
Corporate debt securities	$5,000	$(14)	$4,986

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Clinical development	$4,557	$5,168
Research and development	1,168	1,609
Insurance	922	716
Other receivables	477	855
Software	354	303
Restricted cash	341	—
Facilities	—	1,242
Other	271	431
Prepaid expenses and other current assets	$8,090	$10,324

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Lab equipment	$7,472	$6,633
Furniture and fixtures	1,636	1,636
Leasehold improvements	1,431	1,290
Computer equipment	1,226	1,226
Construction in process	—	588
Total property and equipment	11,765	11,373
Less accumulated depreciation	(7,267)	(6,062)
Property and equipment, net	$4,498	$5,311

Depreciation expense for each of the three months ended September 30, 2024 and 2023 was $0.4 million. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $1.3 million and $1.1 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Employee related expenses	$2,664	$4,482
Professional and consulting fees	1,130	716
Manufacturing costs	483	547
Research costs	217	1,395
Interest	—	147
Other	156	627
Accrued expenses	$4,650	$7,914

In the first quarter of 2024, the Company accrued $0.8 million of severance and other costs associated with the Company's cost reduction activities, which was fully paid out in the second quarter of 2024.

In the second quarter of 2024, the Company accrued $0.7 million of severance and other costs associated with the separation of the Company's former Chief Financial Officer and Chief Medical Officer, which will be paid out in the form of salary continuation in regular installments over the 9-month period following their respective termination dates.

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

As of September 30, 2024, $4.0 million of the net carrying amount of the term loan was classified as short-term and $11.6 million was classified as long-term based on the repayment start date. The Company’s outstanding term loan balance was comprised of the following (in thousands):

	September 30,	December 31,
	2024	2023
Principal	$15,667	$19,000
Unamortized debt discount	(80)	(115)
Net carrying amount	$15,587	$18,885

The Company determined that the expected life of the debt was equal to the term on the term loan. The effective interest rate on the liability component ranged from 5.53% to 9.27% for the period from the date of issuance through September 30, 2024. The following table sets forth total interest expense recognized related to the term loan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$373	$469	$1,185	$1,336
Amortization of debt issuance costs and debt discount	11	13	35	33
Total interest expense	$384	$482	$1,220	$1,369

At September 30, 2024 and December 31, 2023, accrued interest on the term loan was zero and $147 thousand, respectively.

The Company is required to repay the following principal amounts in connection with its term loan (in thousands):

2024 (remaining 3 months)	$1,000
2025	4,000
2026	4,000
2027	6,667
Total	$15,667

8. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents and restricted cash are measured through quoted market prices; the fair value of the Company's marketable securities is determined based on the pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Other current assets, accounts payable and accrued liabilities approximate their fair values as of September 30, 2024 and December 31, 2023, due to their short-term nature. The carrying value of the Company’s debt approximates its fair value due to its variable interest rate, which approximates a market interest rate. The success fee obligation associated with the Loan Agreement, as amended, contains unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the success fee obligation is measured at its fair value on a recurring basis using unobservable inputs.

The fair value of the Company’s financial instruments is summarized in the table below (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Success fee obligation	$—	$—	$300	$300

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$10,402	$—	$—	$10,402
Corporate Debt Securities	—	4,986	—	4,986
Total	$10,402	$4,986	$—	$15,388

Financial Liabilities
Success fee obligation	$—	$—	$300	$300

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

As of September 30, 2024, the Company determined it was 100% probable of achieving the specified liquidity events and therefore accrued the full amount of the success fee obligation. The following reflects the significant quantitative inputs used to determine the valuation of the success fee obligation as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Discount rate	8.5%	9.0%
Expected timing of achieving liquidity events (years)	0.3	1.0
Probability of achieving liquidity events	100%	100%

The change in fair value of the Company's success fee obligation was immaterial in the nine months ended September 30, 2024.

9. Leases

The Company has the following operating leases for its corporate offices and lab space located in Cambridge, Massachusetts.

325 Vassar Street

In 2017, the Company entered a noncancelable operating lease agreement to lease its office space at 325 Vassar Street, Cambridge, Massachusetts. The Company is required to pay property taxes, insurance, and normal maintenance costs. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term. In 2019 and 2020, the Company entered into sublease agreements with two related parties to sublease this office and laboratory space. The lease and subleases expired in September 2024. Refer to Note 17, Related Party Transactions, for further details.

20 Acorn Park Drive

On July 13, 2020, the Company entered into a Shared Space Arrangement (the "Arrangement") with Sail Biomedicines, Inc., (“Sail Bio”, also formerly known as Senda Biosciences, Inc. and Kintai Therapeutics, Inc. prior to its merger with LARONDE, Inc.) to share one-third of Sail Bio's 69,867 square feet of leased space at 20 Acorn Park Drive, Cambridge, Massachusetts. Sail Bio is a related party as it is an affiliate of Flagship Pioneering (“Flagship”). The Arrangement commenced on August 1, 2020, with an expiration date of July 31, 2022 and two options to extend the term of the Arrangement for a period of 24 months each. The operating lease contains predetermined fixed escalations of minimum rentals during the lease term, and the Company is required to pay property taxes, insurance, and normal maintenance costs. In January 2022, the Company entered into an amendment to the Arrangement with Sail Bio to exercise the option to renew the lease through July 2023. The Company also modified certain provisions related to the extension term. The Company did not subsequently renew the lease, and the lease expired at the end of July 2023. Refer to Note 17, Related Party Transactions, for further details.

140 First Street (formerly known as One Charles Park)

On November 4, 2021, the Company entered into a lease with ARE-MA Region No. 94, LLC to lease an aggregate of approximately 89,246 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts. The lease includes two phases. Phase 1 includes approximately 78,380 rentable square feet for the fifth floor. Phase 2 includes 10,866 rentable square feet in a separate suite on the first floor. In accordance with the lease agreement, the Company paid $0.8 million upon the execution of the lease, which has offset the first month's rent. Phase 1 of the lease commenced in May 2023, and Phase 2 commenced in August 2023.

On May 3, 2023, the Company entered into a first amendment to the lease to, among other things, delay the delivery date of part of the premises, increase the initial base rent by $1.00 per rentable square foot per year, and change the address. The operating lease commenced on May 1, 2023 for the fifth floor premises and August 1, 2023 for the first floor premises for accounting purposes. The lease term for each of the floor premises is fifteen years from the respective commencement date, subject to certain extension rights. The base rent for the leased space is $116.00 per square foot, subject to an annual upward adjustment of 3% of the then current rental rate, starting on the first anniversary of the first full payment of rent under the lease. The operating lease includes a tenant improvement allowance of $300 per rentable square foot that is incorporated into the base rent payments, as well as an additional improvement allowance that is required to be repaid to the landlord as additional monthly rent over the lease term at an interest rate of 8%. On June 24, 2024, the Company entered into a second amendment to the lease to no longer require landlord consent to enter into Shared Space Arrangements. On July 31, 2024, the Company entered into a third amendment to the lease for 140 First Street, Cambridge, Massachusetts, pursuant to which the Landlord made available $3.3 million from the Second Additional Improvement Allowance (as defined in the Lease), which was not previously used by the Company, for the design and construction of a portion of the Premises.

On July 11, 2023, the Company entered into a Shared Space Arrangement with Apriori Bio, Inc. (“Apriori”), and on July 12, 2023, the Company entered into two Shared Space Arrangements with Metaphore Biotechnologies, Inc. (“Metaphore”) and Flagship Labs 89, Inc., now known as Prologue Medicines, Inc., ("Prologue" and, together with Metaphore and Apriori, the “Subtenants”), pursuant to which the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space located at 140 First Street, Cambridge, Massachusetts (the “Premises”). Metaphore, Apriori and Prologue are affiliates of Flagship. The term of the Shared Space Arrangement with Metaphore and Prologue commenced in August, 2023 and was scheduled to end in August, 2025, and the term of the Shared Space Arrangement with Apriori began in September, 2023 and was scheduled to end in September, 2025. The Shared Space Arrangements provide that the Subtenants will pay to the Company a monthly fee that is a proportionate share of the actual base rent, operating expenses and other costs for the use and occupancy of the subleased portion of the Premises charged by the Landlord under the Lease and paid by the Company. Such proportionate share was 12.0%, 8.4% and 8.4% for Metaphore, Apriori and Prologue, respectively. In June 2024, the Company entered into amendments to the Shared Space Arrangements with the Subtenants, which increased the proportionate share to 16.2%, 11.3% and 11.3% for Metaphore, Apriori and Prologue, respectively, effective July 1, 2024. On August 27, 2024, the Company entered into an Amended and Restated Shared Space Arrangement with each of the Subtenants, effective September 1, 2024 (the "Effective Date"), which further increased their proportionate share. Such proportionate share for each of Apriori and Prologue is 12.6% from the Effective Date until November 1, 2024 (the "November Effective Date"), 13.9% thereafter until April 1, 2025 (the "April Effective Date") and 14.3% thereafter until August 31, 2026 (the "Termination Date"). Such proportionate share for Metaphore is 17.5% from the Effective Date until the November Effective Date, 18.7% thereafter until the April Effective Date and 19.2% thereafter until the Termination Date.

On August 1, 2024, the Company entered into a Shared Space Arrangement with Flagship Labs 97, Inc. (“FL 97”), pursuant to which the Company agreed to sublease approximately 12.2% of its aggregate rentable square footage, for laboratory space located on the first floor at 140 First Street, Cambridge, Massachusetts commencing August 2024 and ending July 2027, with two options to extend for a period of 24 months each. On August 27, 2024, the Company also entered into Shared Space Arrangements with Flagship Labs 101, Inc. (“FL 101”) and Flagship Labs 104, Inc. ("FL 104"), and together with FL 101 and the other Subtenants, the "SSA Subtenants"), pursuant to which the Company agreed to sublease a portion of its rentable square footage located at 140 First Street, Cambridge, Massachusetts commencing on the Effective Date. Such proportionate share for FL 101 is 3.6% from January 1, 2025 until the April Effective Date and

6.4% thereafter until the Termination Date, and for FL101 is 1.0% from January 1, 2025 through the Termination Date for FL 104. Each of FL 97, FL 101, and FL 104 are affiliates of Flagship.

The total commitment for the SSA Subtenants' share of the base rent over the term of the six Shared Space Arrangements described above is $14.2 million. The Company may terminate each Shared Space Arrangement and require the applicable SSA Subtenant to immediately vacate the Premises if such SSA Subtenant causes a default under the Lease, is in default of any provision in the applicable Sublease or acts in a manner deemed by the Company, in its sole discretion, as dangerous or threatening. The Shared Space Arrangements contain customary covenants, obligations and indemnities in favor of either party. For the three and nine months ended September 30, 2024, the Company received rental income of $1.8 million and $3.9 million, respectively, under the Shared Space Arrangements, which was recorded as a reduction of research and development expense and general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024, operating lease right-of-use assets, net were $109.2 million, which were recorded separately on the Company’s condensed consolidated balance sheet. The corresponding operating lease liabilities were $112.5 million as of September 30, 2024, of which $11.9 million were recorded in current liabilities and $100.6 million were recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.

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

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$3,871	$3,866	$11,496	$7,854
Variable lease expense	1,088	945	3,225	1,844
Total lease expense	$4,959	$4,811	$14,721	$9,698

Variable lease expense generally includes common area maintenance, utilities and property taxes. For the three and nine months ended September 30, 2024, $3.5 million and $10.6 million, respectively of lease expense was recorded within research and development expenses and $1.5 million and $4.1 million, respectively was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2023, $4.0 million and $7.8 million, respectively of lease expense was recorded within research and development expenses and $0.8 million and $1.9 million, respectively was recorded within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The weighted average remaining lease term and discount rate related to the Company's leases were as follows:

	As of
	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	13.9	14.5
Weighted average discount rate	8.9%	8.9%

Supplemental cash flow information relating to the Company's leases for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$9,144	$4,473
Operating lease assets obtained in exchange for lease liabilities	$—	$110,424

As of September 30, 2024, the estimated minimum lease payments for 140 First Street for each of the years ending December 31 were as follows (in thousands):

2024 (remaining 3 months)	$3,070
2025	12,492
2026	12,819
2027	13,155
2028	13,501
Thereafter	144,664
Total minimum lease payments	199,701
Less: Imputed interest	(87,155)
Present value of operating lease liabilities	$112,546

Thermo Furniture Sale-Leaseback

In December 2023, the Company entered into a sale-leaseback arrangement with Thermo Fisher Financial Services, Inc. to provide $2.6 million in cash proceeds for previously acquired furniture and equipment. The term of the leaseback is 5 years, with an option to purchase the assets for $1 at the end of the term. The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The Company will make monthly payments of $53 thousand over the term of the lease. As of September 30, 2024, $0.5 million of the financing obligation is included in current liabilities and $1.8 million is included in long-term liabilities on the Company’s condensed consolidated balance sheet. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability.

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

On June 11, 2024, a shareholder derivative suit captioned Joel Newman v. Flagship Pioneering, Inc., et al., was filed in the Court of Chancery of the State of Delaware (the “Complaint”), alleging breaches of fiduciary duty and unjust enrichment in connection with the Company’s decision to enter into a Research Collaboration Agreement with Novo Nordisk A/S ("Novo Nordisk") and Pioneering Medicines 08, Inc. The Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants. The Complaint seeks damages, rescissory relief, attorneys’ fees and costs, and any other and further relief the court deems just and proper. The defendants filed a motion to dismiss on September 10, 2024. Thereafter, plaintiff gave notice that he intends to file an amended complaint, which is due by December 11, 2024. The Company is unable to reasonably estimate the potential loss or range of loss associated with this matter and intends to defend itself vigorously.

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

For the three months ended September 30, 2024 and 2023, the Company recognized an immaterial amount and $0.1 million, respectively, of expenses for the license maintenance fees and milestone payments. For the nine months ended September 30, 2024 and 2023, the Company recognized expenses of $0.2 million and $0.3 million, respectively for the license maintenance fees and milestone payments. There were no outstanding payments due to WIBR as of September 30, 2024 and December 31, 2023.

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

For each of the three months ended September 30, 2024 and 2023, the Company recorded less than $0.1 million of research and development expenses consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, material costs and reimbursable costs. For each of the nine months ended September 30, 2024 and 2023, the Company recorded $0.1 million of research and development expenses consisting of technology access fees, target reservation and maintenance fees, the costs of services performed by Acuitas, material costs and reimbursable costs.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the FTE funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount due will be recorded as research and development expense. There were no milestones triggered, and no milestone expense was recorded related to the Acuitas agreements for the nine months ended September 30, 2024 and 2023. Lastly, the royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated.

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

Under the terms of the Nitto Agreement, the Company made an upfront cash payment of $1.0 million, and developmental milestone payments of $1.0 million to Nitto in 2022. Both payments were recorded as research and development expenses. The Company may be required to make up to $83.0 million in future payments to Nitto based upon the achievement of specified development, regulatory and sales milestones. There were no milestones triggered, and no milestone expense was recorded related to the Nitto Agreement for the nine months ended September 30, 2024 and 2023. The Company is also obligated to pay to Nitto tiered, single-digit percentage royalties on a country-by-country basis based on net sales of the licensed product, subject to reduction in specified circumstances. As such, when these expenses are considered probable and estimable, the Company will accrue expense for the amount the Company is obligated. On May 2, 2024, the Company provided notice to terminate its Collaboration and License Agreement with Nitto

Denko Corporation pursuant to Section 10.3(b) of the agreement, with an effective date of June 1, 2024 or thirty (30) days from notification. There was no penalty or fee associated with the termination.

During the three and nine months ended September 30, 2024, the Company recorded no research and development expenses related to the Nitto Agreement. During the three and nine months ended September 30, 2023, the Company recorded $0.4 million and $0.9 million, respectively, of research and development expenses consisting of material costs, costs of services performed by Nitto, and reimbursable costs.

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

The total transaction price at September 30, 2024 was determined to be $7.0 million based on the current estimated required efforts to fulfill the performance obligation. This total includes an increase of $1.9 million in the fourth quarter of 2022, an increase of $2.4 million in the third quarter of 2023, an increase of $0.1 million in the fourth quarter of 2023, and a decrease of $0.9 million in the third quarter of 2024, all of which were agreed upon with PMCo, to the original transaction price as of the inception of the contract of $3.5 million. As of September 30, 2024, the transaction price had been fully recognized as revenue and no further research and development activities are expected to be performed.

The Company recognized funded research and collaboration revenue of $0.3 million and $1.9 million during the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.1 million during the three and nine months ended September 30, 2023, respectively in the condensed consolidated statement of operations and comprehensive loss. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

Pursuant to the agreement, the Company is entitled to receive a portion of the sales proceeds in the event PMCo is acquired or sold. At the end of each reporting period, the Company evaluates the probability of occurrence of such transaction. As of September 30, 2024, the Company determined that the proceeds from such transaction was not probable of recognition.

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

As of September 30, 2024, the total transaction price was determined to be $26.7 million based on the upfront nonrefundable payment and estimated required research and development efforts. As of September 30, 2024, the remaining transaction price was estimated to be $21.5 million, which is expected to be recognized as revenue through 2027.

The Company recognized funded research and collaboration revenue of $2.3 million and $5.2 million in the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2024, respectively. Additionally, the Company had $1.1 million of current deferred revenue and $3.0 million of noncurrent deferred revenue as of September 30, 2024 based on the period the services are expected to be performed and/or related costs to be incurred. Costs incurred associated with this collaboration agreement were recorded as research and development expenses.

The Company will assess the probability of achieving the milestones and include them in the transaction price when they are deemed probable. Royalties will be recognized when the subsequent sales occur based on the sales or usage-based royalty exception.

ASC 606 Disclosures

To-date, the Company has only generated revenues from its collaboration agreements with PMCo and Novo Nordisk. During the three and nine months ended September 30, 2024, the Company recognized total collaboration revenue of $2.6 million and $7.1 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized total collaboration revenue of $0.8 million and $2.1 million, respectively.

The following table summarizes the Company's contract assets and liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Contract assets:
Accounts receivable	$333	$6,131
Unbilled revenue	—	89
Contract liabilities:
Deferred revenue- current	1,054	—
Deferred revenue- noncurrent	2,968	—

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. Deferred revenue is included in Other current liabilities and Other liabilities on the condensed consolidated balance sheets. During the nine months ended September 30, 2024 and 2023, the Company recognized $1.0 million and less than $0.1 million of revenue, respectively, which were included in the deferred revenue balances as of December 31, 2023 and 2022, respectively.

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

As of September 30, 2024, the Company has reserved an aggregate of 9,666,626 shares of common stock for the potential exercise of outstanding stock options under its equity incentive plans. Upon the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), the Company ceased granting awards under the 2017 Equity Incentive Plan (“2017 Plan”), and the 3,709,118 shares of common stock subject to outstanding stock options issued under the 2017 Plan may become available for future issuance under the 2021 Plan to the extent such stock options are forfeited.

14. Equity Incentive Plans

2017 Equity Incentive Plan

In June 2017, the Company’s board of directors adopted the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees and non-employees for the issuance or purchase of shares of the Company’s common stock. As of September 30, 2024, there were no shares available for future grants under the 2017 Plan and a total of 3,709,118 shares of the Company’s common stock were subject to outstanding stock options issued under the 2017 Plan.

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

2021 Incentive Award Plan

The Company's board of directors adopted, and the Company’s stockholders approved, the 2021 Plan in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards, and subsequent to the IPO, all equity-based awards are granted under the 2021 Plan. The Company initially reserved 2,960,000 shares of its common stock for future issuance under the 2021 Plan, and such number of shares of common stock is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. As of September 30, 2024, there were 3,886,711 shares available for future grants under the 2021

Plan, and a total of 5,957,508 shares of the Company’s common stock were subject to outstanding stock options issued under the 2021 Plan.

The Company recorded stock-based compensation expense as research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$515	$1,093	$2,341	$3,358
General and administrative	1,208	1,187	4,026	3,322
Total stock-based compensation expense	$1,723	$2,280	$6,367	$6,680

Stock Options

A summary of option activity under the Company’s equity incentive plans during the nine months ended September 30, 2024 was as follows:

		Weighted	Weighted average remaining	Aggregate intrinsic
	Number of options	average exercise price	contractual life (years)	value (1) (in thousands)
Outstanding as of January 1, 2024	8,780,737	$5.69	7.52	$5,033
Granted	3,974,475	3.23
Exercised	(14,237)	1.75
Forfeited	(2,272,471)	5.60
Expired	(801,878)	8.80
Outstanding as of September 30, 2024	9,666,626	4.45	6.85	1,187
Vested and expected to vest as of September 30, 2024	9,666,626	4.45	6.85	1,187
Exercisable as of September 30, 2024	5,497,704	$4.66	5.22	$1,187

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of September 30, 2024.

Included in the stock options granted during the nine months ended September 30, 2024, the Company granted the Chief Executive Officer an option to purchase 314,326 shares of the Company’s common stock. The option vests as to 25% of the underlying shares on February 7, 2025 and as to the remainder in twelve equal quarterly installments thereafter, such that the option will be fully vested and exercisable on February 7, 2028. In the event the Board determines that the consummation of a transaction for business development purposes satisfies the corporate goals for business development collaborations, any outstanding, unvested portion of the option will fully vest on the first anniversary of the consummation of such transaction. The potential acceleration of vesting due to the transaction is a performance condition and as of September 30, 2024, the performance condition has not been achieved. Therefore, the Company recognizes the stock-based compensation expense for the stock option over the explicit service period.

The assumptions used in the Black-Scholes option-pricing model for all the stock options granted were as follows:

Nine months ended
September 30, 2024
Expected volatility	75.00% - 87.29%
Weighted-average risk-free interest rate	4.16%
Expected dividend yield	0.00%
Weighted-average expected term (in years)	5.89

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2024 was $2.21. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 was $0.03 million.

As of September 30, 2024, there was $10.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

As of September 30, 2024, the Company had not consummated an offering period under the 2021 ESPP. As of September 30, 2024, the Company had 1,990,108 shares of common stock available for issuance under the 2021 ESPP.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(16,444)	$(22,248)	$(52,878)	$(77,214)
Denominator:
Weighted average number of common stock, basic and diluted	55,155,583	55,140,058	55,153,699	53,629,468
Net loss per common stock attributable to common stockholders, basic and diluted	$(0.30)	$(0.40)	$(0.96)	$(1.44)

The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
Outstanding options to purchase common stock	9,666,626	9,168,502

16. Income Taxes

During the three and nine months ended September 30, 2024 and 2023, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

17. Related Party Transactions

For the three and nine months ended September 30, 2024 and 2023, related party transactions consisted primarily of rent payments and reimbursable expenses, offset by sublease income received from related parties.

The majority ownership of the Company is held by Flagship, in which it holds shares representing approximately 53% of the Company’s outstanding voting stock as of September 30, 2024. Flagship historically provided management services to the Company, and the Company reimburses Flagship for certain expenses, including insurance and benefits, and related fees, and software licenses incurred on the Company’s behalf. For the three months ended September 30, 2024 and 2023, the Company incurred zero and $0.1 million, respectively, primarily for reimbursable expenses. For the nine months ended September 30, 2024 and 2023, the Company incurred an immaterial amount and $0.4 million, respectively, primarily for reimbursable expenses. These expenses are recorded as general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024 and December 31, 2023, there was zero and an immaterial amount of outstanding payments due to Flagship, respectively.

In July 2023 the Company entered into three Shared Space Agreements with related parties Metaphore, Apriori, and Prologue. These companies are affiliates of Flagship, a controlling stockholder of the Company. Pursuant to the agreements, the Company agreed to sublease an aggregate of approximately 22,500 rentable square feet of office and laboratory space at 140 First Street. In June 2024, the Company entered into amendments to the Shared Space Arrangements with the Subtenants, which increased the total sublease to 30,447 rentable square feet effective July 1, 2024. On August 27, 2024, the Company entered into an Amended and Restated Shared Space Arrangement with each of the Subtenants, which increased the total sublease to 33,447 rentable square feet effective September 1, 2024, with further increases in the future as defined in the arrangements.

On August 1, 2024, the Company entered into a Shared Space Arrangement with FL 97, pursuant to which the Company agreed to sublease approximately 10,866 rentable square feet, for laboratory space located on the first floor at 140 First Street, Cambridge, Massachusetts. On August 27, 2024, the Company entered into Shared Space Arrangements with FL 101 and FL 104, pursuant to which the Company agreed to sublease 3,550 rentable square feet, for laboratory space located at 140 First Street, effective September 1, 2024, with increases in the future as defined in the agreement. Under the Shared Space Arrangements, the Company has received aggregate rental income of $1.8 million and $3.9 million for the three and nine months ended September 30, 2024, respectively. Such rental income was reflected as a reduction of research and development expense and general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There were $0.2 million and zero of outstanding receivables due from the subtenants as of September 30, 2024 and December 31, 2023, respectively.

In September 2020, the Company sublet the entire space of its 325 Vassar Street facility, approximately 19,404 square feet, to Sail Bio (formerly known as LARONDE, Inc. and VL50, Inc.), which is an affiliate of Flagship. The rental rate for the sublease arrangement is equal to the Company’s rental obligation per the agreement with BMR-325 Vassar

Street LLC, reduced by the sublease income received from Cygnal Therapeutics, Inc. (“Cygnal”). The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. The sublease expired at the end of the Company's lease agreement with the landlord in September 2024 with no extension. During each of the three months ended September 30, 2024 and 2023, the Company received rental income and reimbursement of related expenses of $0.6 million. During each of the nine months ended September 30, 2024 and 2023, the Company received rental income and reimbursement of related expenses of $1.8 million and $1.9 million, respectively, which was recorded within research and development expense and general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. There were no outstanding receivables due from Sail Bio as of September 30, 2024 and December 31, 2023.

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

Refer to other related party transactions as described in Note 9, Leases, Note 11, License Agreements and Note 12, Collaboration Agreements.

18. Employee Benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. On May 1, 2022, the Company began matching 50% of employee contributions of up to 6% of eligible compensation contributed on a pre-tax and/or Roth after-tax basis to the 401(k) Plan. During the nine months ended September 30, 2024 and 2023, the Company made matching contributions totaling $0.4 million and $0.5 million, respectively.

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

Overview

Omega Therapeutics is a biotechnology company pioneering a new class of programmable epigenomic mRNA medicines. Our OMEGA platform harnesses the power of epigenetics and our deep understanding of genomic architecture to precisely target and controllably modulate gene expression at the pre-transcriptional level to treat or cure diseases. We have deciphered the three-dimensional architecture of the human genome. Genes and their accompanying regulators are organized into distinct and evolutionarily conserved structures called Insulated Genomic Domains, or IGDs. IGDs are the fundamental structural and functional units of gene control and cell differentiation and act as nature's innate control system for gene expression. Most diseases are caused by aberrant gene expression rooted in alterations in IGDs. The OMEGA platform has enabled us to systematically identify and validate thousands of novel DNA-sequence-based epigenomic “zip codes” associated with individual regulatory elements within IGDs. We call these epigenomic targets EpiZips. We rationally design and engineer our mRNA therapeutics, called epigenomic controllers, or ECs, to target EpiZips for precision epigenomic control. This enables us to precisely tune genes to a desired level of expression and to control the duration of expression. Through this approach, we believe that the OMEGA platform has broad potential applicability across a range of diseases and conditions, including those with historically undruggable, intractable, and difficult-to-treat targets. Omega is advancing a pipeline of diverse programs derived from the OMEGA platform.

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

As of September 30, 2024, we had cash and cash equivalents of $30.4 million. In August 2021, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 8,300,976 shares of our common stock, including 900,976 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $141.1 million. We received approximately $128.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In February 2023, we completed a registered direct offering of common stock pursuant to which we issued and sold 6,920,415 shares of our common stock at a purchase price of $5.78 per share and secured approximately $39.7 million in net proceeds after deducting estimated offering expenses. In August 2023, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. During the nine months ended September 30, 2024, we did not sell any shares of common stock under the Sales Agreement.

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

In November 2024, we reported data from the completed Phase 1 portion of the trial. Twenty-four patients, including 19 with HCC, were enrolled across six dose cohorts (spanning 0.02 mg/kg to 0.3 mg/kg) and were treated with OTX-2002 intravenously once every two weeks.

Key Highlights

•
Pharmacodynamics and pharmacokinetics:
o
Highly specific on-target engagement and intended epigenetic changes at the target genomic loci, as evidenced by a robust increase in cell-free DNA MYC methylation signal following administration of study drug. The increased methylation signal persisted throughout the two-week dosing interval and downregulation of MYC expression was observed.

•
Safety and tolerability:
o
At the recommended dose for expansion (0.12 mg/kg), OTX-2002 showed a favorable safety profile, with infusion-related reactions being the most common adverse event.

•
Preliminary anti-tumor activity:
o
The observed disease control rate (DCR) for response-evaluable HCC patients was 50%, with a best overall response of stable disease. This DCR is in-line with the historical benchmark range for completed Phase 1 trials for TKIs and PD-1 monotherapies in HCC (29-65%).

The Company plans to present these data at a future scientific conference.

Other EC programs

The Company is advancing other ECs from the OMEGA platform through preclinical studies.

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

Results of operations

Comparison for the three months ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in thousands of dollars and as a percentage.

	Three Months Ended September 30,		$ Increase /
	2024	2023	(Decrease)	% Change

Collaboration revenue	$2,612	$831	$1,781	214%
Operating expenses:
Research and development	12,807	16,506	(3,699)	(22)%
General and administrative	6,225	7,228	(1,003)	(14)%
Total operating expenses	19,032	23,734	(4,702)	(20)%
Loss from operations	(16,420)	(22,903)	(6,483)	(28)%
Other income (expense), net:
Interest income, net	14	684	(670)	NM
Other expense, net	(38)	(29)	(9)	NM
Total other income (expense), net	(24)	655	(679)	NM
Net loss	$(16,444)	$(22,248)	(5,804)

_________________

NM - Not meaningful

Revenue

Revenue for the three months ended September 30, 2024 of $2.6 million consisted of $2.3 million related to the collaboration agreement with Novo Nordisk, and $0.3 million related to the collaboration agreement with PMCo. Revenue for the three months ended September 30, 2023 of $0.8 million related to the reimbursement of research costs incurred in connection with the collaboration agreement with PMCo.

Research and development expenses

Research and development expenses decreased by $3.7 million to $12.8 million for the three months ended September 30, 2024, from $16.5 million for the three months ended September 30, 2023. The $3.7 million decrease was primarily driven by lower personnel-related expenses of $3.6 million, external research and manufacturing costs of $0.4 million, facilities expense of $0.4 million, and lab expenses of $0.3 million, partially offset by an increase in clinical development costs of $0.8 million and consulting and professional fees of $0.2 million.

General and administrative expenses

General and administrative expenses decreased by $1.0 million to $6.2 million for the three months ended September 30, 2024 from $7.2 million for the three months ended September 30, 2023. The $1.0 million decrease was primarily driven by lower personnel-related expenses of $0.7 million, and lower consulting and professional fees of $0.3 million.

Interest income, net

Interest income, net decreased by $0.7 million to an immaterial amount for the three months ended September 30, 2024, from $0.7 million for the three months ended September 30, 2023. The $0.7 million decrease in interest income, net was attributed to a decrease in interest income earned from marketable securities and money market accounts during the three months ended September 30, 2024 and an increase in interest expense due to the lease financing.

Other expense, net

Other expense, net was immaterial for each of the three months ended September 30, 2024 and 2023.

Comparison for the nine months ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the nine months ended September 30, 2024 and 2023, together with the changes in those items in thousands of dollars and as a percentage.

	Nine Months Ended September 30,		$ Increase /
	2024	2023	(Decrease)	% Change
Collaboration revenue	$7,106	$2,105	$5,001	238%
Operating expenses:
Research and development	41,162	61,638	(20,476)	(33)%
General and administrative	19,395	20,029	(634)	(3)%
Total operating expenses	60,557	81,667	(21,110)	(26)%
Loss from operations	(53,451)	(79,562)	(26,111)	(33)%
Other income (expense), net:
Interest income, net	644	2,323	(1,679)	NM
Other income (expense), net	(71)	25	(96)	NM
Total other income, net	573	2,348	(1,775)	NM
Net loss	$(52,878)	$(77,214)	(24,336)

_________________

NM - Not meaningful

Revenue

Revenue for the nine months ended September 30, 2024 of $7.1 million consisted of $5.2 million related to the collaboration agreement with Novo Nordisk, and $1.9 million related to the collaboration agreement with PMCo. Revenue for the nine months ended September 30, 2023 of $2.1 million related to the reimbursement of research costs incurred in connection with the collaboration agreement with PMCo.

Research and development expenses

Research and development expenses decreased by $20.4 million to $41.2 million for the nine months ended September 30, 2024, from $61.6 million for the nine months ended September 30, 2023. The $20.4 million decrease was primarily driven by lower external research and manufacturing costs of $13.5 million, personnel-related expenses of $7.4 million, and lab expenses of $1.1 million, partially offset by an increase in facilities expense of $0.8 million, clinical development expense of $0.6 million, and consulting and professional fees of $0.2 million. The decrease in external research and manufacturing costs was primarily due to lower volume of activities associated with research and development programs compared to the prior year.

General and administrative expenses

General and administrative expenses decreased by $0.6 million to $19.4 million for the nine months ended September 30, 2024 from $20.0 million for the nine months ended September 30, 2023. The $0.6 million decrease was primarily driven by lower consulting and professional fees of $0.9 million, administrative expenses of $0.7 million, and personnel-related expenses of $0.6 million, partially offset by higher facilities expense of $1.6 million.

Interest income, net

Interest income, net decreased by $1.7 million to $0.6 million for the nine months ended September 30, 2024, from $2.3 million for the nine months ended September 30, 2023. The $1.7 million decrease in interest income, net was attributed to a decrease in interest income earned from marketable securities and money market accounts during the nine months ended September 30, 2024 and an increase in interest expense due to the lease financing.

Other income (expense), net

Other income (expense), net was an expense of $0.1 million for the nine months ended September 30, 2024 and income of less than $0.1 million for the nine months ended September 30, 2023. The prior year included a gain from the revaluation of the success fee obligation related to our loan and security agreement, as amended.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any products, and we do not expect to generate product revenue for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of equity securities, including our IPO and registered direct offering, and borrowings under our loan and security agreement.

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

In August 2023, we entered into the Sales Agreement, with Jefferies as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $60.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-268254) filed with the SEC on November 8, 2022, which was declared effective on November 18, 2022. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Select Market or on any other existing trading market for our common stock or to or through a market maker. During the nine months ended September 30, 2024, we did not sell any shares of common stock under the Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(38,492)	$(74,420)
Net cash provided by investing activities	4,053	45,375
Net cash (used in) provided by financing activities	(3,627)	40,198
Net change in cash, cash equivalents, and restricted cash	$(38,066)	$11,153

Operating activities

Net cash used in operating activities totaled $38.5 million for the nine months ended September 30, 2024 compared to $74.4 million for the nine months ended September 30, 2023. The $35.9 million decrease in operating cash outflows was primarily attributable to $24.3 million of lower net loss during the nine months ended September 30, 2024 and higher cash flows from changes in accounts receivable of $5.1 million, prepaid expenses and other current assets of $3.2 million, and accrued expenses and other current liabilities of $1.8 million.

Investing activities

Net cash provided by investing activities totaled $4.1 million for the nine months ended September 30, 2024 compared to $45.4 million for the nine months ended September 30, 2023. The decrease in cash provided by investing activities was primarily attributable to lower proceeds from maturities of marketable securities.

Financing activities

Net cash used in financing activities totaled $3.7 million for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $40.2 million for the nine months ended September 30, 2023. Net cash used in financing activities for the nine months ended September 30, 2024 consisted primarily of cash used to repay debt and for lease financing. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of the proceeds from our registered direct offering in February 2023, net of issuance costs.

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

Funding requirements

As of September 30, 2024, we had cash and cash equivalents of $30.4 million. We expect that our expenses will be consistent with our cost reductions through strategic re-prioritization of our clinical and pre-clinical programs and platform efforts. In addition, we will continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

In order to ensure sufficient resources to advance our lead program and maximize near- and long-term value creation opportunities from our platform, we announced a strategic prioritization in March 2024. As part of this initiative, we streamlined the organization and optimized our research and development efforts and, as a result, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. However, we have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. We have had recurring losses since inception and we expect to continue to generate operating losses and use cash in operations for the foreseeable future. We expect to finance our future cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources. Volatility in capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds and, as a result, we may be unable to secure the necessary funding on acceptable terms. This raises substantial doubt about our ability to continue as a going concern.

Contractual obligations

There have been no material changes to our contractual obligations as of September 30, 2024 from those disclosed in our 2023 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 10-K.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 - Summary of Significant Accounting Policies in the notes to the audited financial statements included in our 2023 10-K and the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report, such standards do not otherwise apply to our current operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 11, 2024, a shareholder derivative suit captioned Joel Newman v. Flagship Pioneering, Inc., et al., was filed in the Court of Chancery of the State of Delaware (the “Complaint”), alleging breaches of fiduciary duty and unjust enrichment in connection with the Company’s decision to enter into a Research Collaboration Agreement with Novo Nordisk A/S ("Novo Nordisk") and Pioneering Medicines 08, Inc. The Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants. The Complaint seeks damages, rescissory relief, attorneys’ fees and costs, and any other and further relief the court deems just and proper. The defendants filed a motion to dismiss on September 10, 2024. Thereafter, plaintiff gave notice that he intends to file an amended complaint, which is due by December 11, 2024.

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

We have incurred significant net losses since our inception, including net losses of $97.4 million and $102.7 million for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $387.5 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for and conducting clinical trials of our product candidates.

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

Our existing cash and cash equivalents as of September 30, 2024 will not be sufficient to fund all of our efforts that we plan to undertake. In order to ensure sufficient resources to advance our lead program and maximize near- and long-term value creation opportunities from our platform, we announced a strategic prioritization in March 2024. As part of this initiative, we streamlined the organization and optimized our research and development efforts and, as a result, we believe that our cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. This estimate is based on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. In addition, as noted below, we have identified conditions and events about our ability to continue as a going concern. We will require significant additional funds in order to launch and commercialize our current and any future product candidates. In addition, other unanticipated costs may arise in the course of our development efforts. Because most of our product candidates are in preclinical development and we have not conducted any clinical trials, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of September 30, 2024, we had cash and cash equivalents of $30.4 million. In order to ensure sufficient resources to advance our lead program and maximize near- and long-term value creation opportunities from our platform, we announced a strategic prioritization in March 2024. As part of this initiative, we streamlined the organization and optimized our research and development efforts and, as a result, based on our current operating plans, we believe we will have sufficient funds to meet our obligations into the second quarter of 2025. However, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

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

As of September 30, 2024, we had $15.7 million of outstanding borrowings under an amended loan and security agreement, the Loan Agreement, with Banc of California (formerly known as Pacific Western Bank), or BOC. The maturity date of the Loan Agreement is September 30, 2027, subject to further extension to September 30, 2028. Repayment of the loan began on September 30, 2023, with monthly principal payments of $0.3 million plus interest, along with a closing payment of $4.0 million on September 30, 2027 if the maturity date is not extended to September 30, 2028. The outstanding balance under the Loan Agreement bears interest at a floating annual rate equal to the greater of (i) 0.50% above the prime rate then in effect and (ii) 5.50%, due monthly starting the first month after December 20, 2021. Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from BOC, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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

We are highly dependent on our management, including our Chief Executive Officer, Mahesh Karande. Due to the specialized knowledge each of our executive officers possesses with respect to our product candidates and our operations, the loss of service of any of our executive officers could delay development of our product candidates or adversely impact our business operations. We do not carry key person life insurance on any of our executive officers. In general, the employment arrangements that we have with our executive officers do not prevent them from terminating their employment with us at any time.

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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by third parties in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients, or stockholders. For example, on June 11, 2024, a shareholder derivative suit captioned Joel Newman v. Flagship Pioneering, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty and unjust enrichment in connection with the Company’s decision to enter into a Research Collaboration Agreement with Novo Nordisk A/S and Pioneering Medicines 08, Inc. The complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants. The Complaint seeks damages, rescissory relief, attorneys’ fees and costs, and any other and further relief the court deems just and proper. The defendants filed a motion to dismiss on September 10, 2024. Thereafter, plaintiff gave notice that he intends to file an amended complaint, which is due by December 11, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider Trading Arrangements and Policies.

During the third quarter of 2024, no director of officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit
3.1	Restated Certificate of Incorporation of Omega Therapeutics, Inc., dated August 3, 2021 and Certificate of Amendment to the Restated Certificate of Incorporation of Omega Therapeutics, Inc., dated June 20, 2024.	8-K	001-40657	3.1	06/24/2024

3.2	Amended and Restated Bylaws.	8-K	001-40657	3.1	12/11/2023

4.1	Specimen Certificate of Common Stock.	S-1/A	333-257794	4.2	07/26/2021

4.2	Amended and Restated Investor Rights’ Agreement, dated March 4, 2021.	S-1/A	333-257794	4.1	07/26/2021

4.3	Amended and Restated Warrant to Purchase Stock issued to PacWest Bankcorp, dated September 30, 2019, to purchase Series A preferred stock.	S-1/A	333-257794	4.3	07/26/2021

10.1	Amended and Restated Shared Space Arrangement by and between Omega Therapeutics, Inc. and Apriori Bio, Inc., effective September 1, 2024.	8-K	001-40657	10.1	08/30/2024

10.2	Amended and Restated Shared Space Arrangement by and between Omega Therapeutics, Inc. and Metaphore Biotechnologies, Inc., effective September 1, 2024.	8-K	001-40657	10.2	08/30/2024

10.3	Amended and Restated Shared Space Arrangement by and between Omega Therapeutics, Inc. and Prologue Medicines, Inc. (formerly Flagship Labs 89, Inc.), effective September 1, 2024.	8-K	001-40657	10.3	08/30/2024

10.4	Shared Space Arrangement by and between Omega Therapeutics, Inc. and Flagship Labs 101, Inc., effective September 1, 2024.	8-K	001-40657	10.4	08/30/2024

10.5	Shared Space Arrangement by and between Omega Therapeutics, Inc. and Flagship Labs 104, Inc., effective September 1, 2024.	8-K	001-40657	10.5	08/30/2024

10.6	Third Amendment to Lease Agreement, dated July 31, 2024 between Omega Therapeutics, Inc. and ARE-MA Region No. 94, LLC.	10-Q	001-40657	10.10	08/06/2024

10.7	Shared Space Agreement, dated August 1, 2024 by and between Omega Therapeutics, Inc. and Flagship Labs 97, Inc.	10-Q	001-40657	10.8	08/06/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omega Therapeutics, Inc.

Date: November 14, 2024	By:	/s/ Mahesh Karande
Mahesh Karande
President and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2024	By:	/s/ Barbara Chan
Barbara Chan
Chief Accounting Officer and Senior Vice President, Finance
(Principal financial and accounting officer)